Form 10-K
period 2003-12-31
POLAROID HOLDING CO
filed 2004-04-14
CIK 1227728

Use these links to rapidly review the document
TABLE OF CONTENTS
Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From to .

Commission File Number: 000-50661

POLAROID HOLDING COMPANY
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3856538 (I.R.S. employer identification number)
1265 Main Street Waltham, Massachusetts 02451 (Address of principal executive offices and zip code)
(781) 386-2000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.001 per share Series A 8.0% Cumulative Compounding Preferred Stock, par value $.001 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES ☐    NO ☒

        As of April 9, 2004, the number of outstanding shares of the Registrant's Common Stock was 35,124,794. The information in this report gives effect to a 10-for-1 stock split that occurred on July 24, 2003.

        In reliance on Rule 12b-21 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Annual Report on Form 10-K does not include financial information of Primary PDC, Inc. for periods prior to January 1, 2002 as required by Form 10-K.

Forward-Looking Statements

        Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "seek", "goal", "outlook", "target", "intend", "will", "estimate" and "potential" among others. Actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors, which include, but are not limited to those set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The Registrant assumes no obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

Item 1. Business

Nature of Operations

        Polaroid Holding Company ("Holding"), together with its consolidated subsidiaries (collectively, the "Company"), designs, develops, manufactures and markets instant and digital imaging products and related products. The Company's principal products are instant cameras and instant film, which are marketed worldwide. In addition to its principal products, the Company designs, develops, manufactures and/or markets photographic hardware accessories for the instant photography market. The Company's other products and services consist of eyewear, principally sunglasses, and secure identification systems for commercial applications. The Company is currently developing and test marketing hardware and media with applications in the instant digital printing market. The Company also performs contract manufacturing for and licenses its brand and technology to third parties.

        The Company sells its products directly to and through mass merchandisers; food, drug, discount and department stores; photo retail and specialty stores; wholesalers; original equipment manufacturers ("OEMs"); independent agents; retail outlets; and distributors.

Background

        Prior to August 2002, the business of the Company was operated by Primary PDC, Inc., formerly known as Polaroid Corporation, and its subsidiaries (collectively "Primary"). In October 2001, Primary PDC, Inc. and twenty of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court in the District of Delaware. The Company, through certain of its subsidiaries, acquired substantially all of the domestic assets and businesses of Primary and its domestic subsidiaries and the capital stock of its foreign subsidiaries on July 31, 2002 in a sale transaction approved by an order of the U.S. Bankruptcy Court (the "Transaction"). Pursuant to the Transaction, the Company also assumed certain of the liabilities and obligations of Primary. Holding was formed in 2002 as a Delaware corporation for the purpose of completing the Transaction. Holding's principal office is located at 1265 Main Street, Waltham, Massachusetts 02451. The Company maintains a website located at www.polaroid.com. Primary PDC, Inc. continues to exist as a distinct legal entity.

        THE INFORMATION PRESENTED BELOW DOES NOT INCLUDE FINANCIAL INFORMATION ON PRIMARY FOR PERIODS PRIOR TO JANUARY 1, 2002 SINCE AUDITED INFORMATION ON THOSE PERIODS IS NOT AVAILABLE TO THE COMPANY. AS A RESULT, THIS DOCUMENT DOES NOT CONTAIN ALL OF THE FINANCIAL INFORMATION THAT IS REQUIRED BY THE RULES AND REGULATIONS APPLICABLE TO THIS REPORT REGARDING THE RESULTS OF OPERATIONS FOR THE BUSINESS OPERATIONS ACQUIRED BY THE COMPANY IN THE TRANSACTION. THE ABSENCE OF 2001 AUDITED FINANCIAL STATEMENTS AND PRIOR PERIOD FINANCIAL INFORMATION FOR PRIMARY COULD BE MATERIAL TO INVESTORS. FURTHER, INVESTORS SHOULD NOT ASSUME THAT THE RESULTS OF OPERATIONS FOR THE PERIODS CONTAINED HEREIN BEAR ANY

CORRELATION TO THE RESULTS OF OPERATIONS OF PRIMARY FOR PERIODS PRIOR TO 2002, NOR SHOULD THEY ASSUME THAT TRENDS DERIVED FROM COMPARING THE COMBINED RESULTS FOR 2002 OF PRIMARY AND THE COMPANY TO THE RESULTS FOR 2003 OF THE COMPANY ARE INDICATIVE OF ANY SUCH TRENDS IN ANY OTHER PERIODS.

The Transaction

        The total purchase price for the Transaction consisted of cash consideration of $255 million adjusted for approximately $58 million of cash payments made by Primary prior to or at the closing. The Company also recorded liabilities of approximately $224 million related to the Transaction. In addition, at the closing of the Transaction, Holding issued to Primary 10,769,230 shares of the 30,769,230 then outstanding shares of its Common Stock, par value $0.001 per share (the "Common Stock"), and 312,300 shares of the 892,300 then outstanding shares of its Series A 8.0% Cumulative Compounding Preferred Stock, par value $0.001 per share (the "Preferred Stock"). Refer to Note 1 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information on the Transaction.

Business Strategy

        The Company's continued financial success will largely be dependent on its generation of cash flow, primarily from its instant camera and film products, effective management of working capital, as well as managing the decline in the Company's instant camera and film business. The Company also plans to enter the digital printing market.

        The market for instant photography cameras and film has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. This declining demand continues to have a negative impact on the net sales of the Company's instant camera and film products. The Company's strategy is to:

  •
  revitalize its instant photography business;

  •
  increase its focus on instant digital printing through continued significant investment; and

  •
  pursue business development opportunities to complement its products, technology and expertise.

        To enhance and revitalize its instant photography business the Company plans to:

  •
  pursue opportunities to penetrate incremental markets;

  •
  expand retail shelf space and improve in-store visibility through creative point-of-sale merchandising;

  •
  develop new instant cameras;

  •
  support existing products with advertising, promotion and public relations programs; and

  •
  continue to reduce costs in manufacturing instant cameras and film to align its cost structure with its revenues.

Additionally, at the end of 2003, the Company established an e-commerce capability allowing consumers to purchase products online.

        The Company believes that there will be continued growth in the creation, printing and communication of digital images in the next few years and intends to focus selectively on this trend. The Company is exploring digital printing applications that may be suitable for home, retail, commercial and mobile markets. The Company seeks to develop and commercialize digital imaging and printing products and solutions that print digital images easily, quickly, conveniently and affordably.

The Company has made and continues to make a significant investment in instant digital printing, including the alignment of its research and development to focus on the changing needs of the marketplace and the opportunities in instant digital printing.

        The Company seeks to identify and secure business partnerships and alliances to support its products and services, extend its markets, and build upon its research and development initiatives. These efforts include the Company's brand and technology licensing activity.

Principal Products and Technology

Instant Photography

        The Company's instant photography products consist of instant cameras and film in a variety of styles and formats. Instant cameras and film accounted for approximately 87% of the Company's net sales for the twelve-month period ending December 31, 2003.

        The larger format instant camera and film products consist primarily of:

  •
  the 600 series of instant cameras and film, including the new Polaroid One instant camera;

  •
  the Spectra series of instant cameras and film;

  •
  Studio 125i and Type 690 commercial film, a peel-apart instant film that produces quality images under varying conditions; and

  •
  other instant film formats used primarily for commercial applications.

        The instant camera and film products in the smaller instant format are the Company's Polaroid i-Zone products. The larger format products have historically had higher margins than the smaller formats. Sales of the smaller instant format products account for substantially less revenue and gross profit than the larger format products.

Instant Digital Printing

        The Company believes that there will be continued growth in the creation, printing and communication of digital images in the next few years and intends to focus selectively on this trend. The Company is exploring digital printing applications that may be suitable for home, retail, commercial and mobile markets. The Company has made and continues to make a significant investment in instant digital printing. The Company is currently developing and test marketing hardware and media products in the instant digital printing market. There can be no assurance, however, that the Company will commercialize any of these products.

Polaroid Brand Licensing

        The Polaroid brand is recognized and respected worldwide, providing a strong foundation for the Company's licensing strategy based on both enhancing the reputation of the brand and generating income. Brand licensing also offers opportunities to extend the Company's distribution in multiple business markets.

Technology Licensing

        Technology licensing generates revenue from the Company's portfolio of patents. The Company has many proprietary technologies available for licensing.

Other Products

        The Company also designs, manufactures and sells eyewear, principally sunglasses, secure identification systems for commercial applications, and photographic hardware accessories. In addition, the Company performs contract manufacturing for third parties.

Regional Sales and Marketing Operations

        In each sales and marketing region, the Company has two principal markets for its traditional products: consumer photography and commercial photography. While the products are similar worldwide, the mix between consumer and commercial photography varies by region and country. Because of this, the Company develops regional marketing strategies. This permits the Company's management in each region the opportunity to develop advertising and promotional programs, organize its distribution structure, target its communications, and tailor its product portfolio to meet the needs of the regional marketplace. Regional management of the sales and marketing functions enables the Company to deliver products to its customers in a cost-effective manner.

Competition

        The Company operates in the worldwide photography market, which is highly competitive in design, product performance, quality, service and price. Instant silver halide, conventional 35mm and digital imaging products manufactured by others compete with the Company's products. The Company has competitors worldwide, including large global corporations, most of which have greater financial resources than the Company. The Company also faces competition from local and regional companies, which may be more specialized than the Company. In the instant photography market, the Company faces direct competition from Fuji Photo Film Co., Ltd. ("Fuji"), which sells instant photography products in Asia, Europe, Canada and the United States. The Company's instant cameras and film products also face competition from Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation, Epson America, Inc. and others.

Customers

        In the United States, the Company sells its products to a variety of customers (refer to "Nature of Operations" section above). Internationally, products are sold to a variety of customers and unaffiliated distributors primarily through a direct sales force.

        Sales to one customer, Wal-Mart Stores, Inc., accounted for approximately 14% of the Company's worldwide net sales in 2003. Substantially all of the sales to Wal-Mart Stores, Inc. occurred in the Americas Region. No other customer accounted for more than 10% of the Company's total net sales in the year ended December 31, 2003.

Manufacturing

        The Company manufactures its instant film and some of its cameras. For certain of its instant cameras, hardware and other products, it uses third-party manufacturers. The Company's products, whether manufactured in-house or by third parties, are shipped primarily from facilities in the United States and The Netherlands. Product sourcing decisions are made on a worldwide basis to optimize cost and customer service.

        The Company has manufacturing sites located in Waltham, Norwood, and New Bedford, Massachusetts; Dumbarton, Scotland; Enschede, The Netherlands; Queretaro, Mexico; and Shanghai, China. The Company believes that the capacity of its manufacturing facilities is sufficient to meet the current demand for its products. The Company performs the final assembly of cameras at its facilities in Scotland and China or contracts with third parties who manufacture cameras to the Company's design specifications. Refer to Item 2. Properties below for more information.

        The manufacture of instant film is a vertically integrated process that has two major steps: the production of photographic materials, principally photographic negatives; and the assembly of film packs. The Company makes photographic negatives by purchasing and producing custom chemicals and coating them on the film sheets using proprietary technology. In addition, most of the Company's instant integral films use batteries that it manufactures. The non-assembly processes are located in the United States and are capital intensive. By contrast, the assembly of film packs is highly mechanized and occurs in The Netherlands, Scotland and Mexico, as well as the United States. The Company continues to explore opportunities to outsource certain of its manufacturing operations and to eliminate underutilized capacity by consolidating its manufacturing facilities.

Research and Development

        The Company conducts research and development ("R&D") to create value through the development of proprietary technology platforms with broad product applicability. Most of the Company's current research and development resources are dedicated to instant digital printing solutions and services. The balance is largely related to new instant camera designs.

Raw Materials, Supplies and Contract Manufacturing

        The Company uses a variety of raw materials and supplies in the manufacture of its products, including chemicals, polyester film base, specialty papers and electronic components. It purchases these products from third-party suppliers, except for a few self-manufactured raw materials used in low volumes. The Company believes these raw materials and supplies will continue to be available in sufficient quantities to meet the current demand for its products. The Company is dependent on some sole source suppliers for certain finished goods and components, some of which are critical to the manufacture of instant film.

Employees

        As of December 31, 2003, the Company had approximately 3,400 employees. Approximately two-thirds of the Company's employees are in manufacturing operations.

Environmental Compliance

        The Company's environmental compliance is primarily associated with its manufacturing and logistics, and research and development operations. The Company is subject to various laws and governmental regulations concerning environmental matters. Some of the U.S. federal environmental legislation having an impact on the Company's manufacturing operations includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. It is the Company's policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. The Company continues to engage in a program for environmental protection and control.

Business Segments

        The Company's reportable business segments are: the Americas Region; the International Region; Global Manufacturing; and R&D. It also has an All Other segment that includes: the eyewear business; the commercial secure identification systems business; brand and technology licensing operations; and contract manufacturing. The Americas Region consists of sales, marketing and distribution operations in the United States of America and other countries in North and South America. The International

Region consists of sales, marketing and distribution operations outside the Americas Region. Global Manufacturing consists of worldwide activities associated with manufacturing, procurement, developing manufacturing processes for new products, and inventory management. R&D consists of the Company's research and development activities.

        The Company has one category called Corporate, which is not classified as a segment. This category includes: central marketing; centralized information systems; general and administrative functions; worldwide finished goods planning activities; and certain other corporate functions. The Corporate category also includes costs related to restructuring activities, certain incentive compensation costs and certain other non-operating items. For more information regarding the net sales, profit/(loss) from operations and total assets of each of the business segments and net sales and long-lived assets by geographic area, refer to Note 15 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

Item 2. Properties

        The Company's worldwide headquarters are located in Waltham, Massachusetts. The Company has manufacturing facilities and marketing and distribution centers throughout the world. The following is a summary of real estate owned and leased by the Company and the business segments to which such real estate relates as of December 31, 2003:

	Properties Occupied by the Company at December 31, 2003
	Owned	Leased	Total
	(in thousands of square feet)
Location:
Americas Region	30	26	56
International Region	96	204	300
Global Manufacturing	2,271	599	2,870
R&D	185	—	185
All Other	8	20	28

Subtotal Segments	2,590	849	3,439
Corporate	326	409	735

Total	2,916	1,258	4,174

        The Company currently maintains distribution centers located in Norton, Massachusetts and in Enschede, The Netherlands. The Company also has two regional sales offices in the United States. The International Region has marketing subsidiaries and sales offices located in the United Kingdom, France, Germany, Italy, Spain, Switzerland, and certain other European countries. It also has marketing subsidiaries and sales offices located in China, Hong Kong, Japan, and certain other countries in Asia, as well as in Mexico and Canada.

        At December 31, 2003, based on square footage, approximately 99% of the properties owned or leased by the Company in the United States were located in Massachusetts. The following table gives the approximate size of each property located in Massachusetts and whether the space is owned or leased:

	Massachusetts Properties at December 31, 2003
	Owned	Leased	Total
	(in thousands of square feet)
Location:
Waltham	1,013	388	1,401
New Bedford	739	—	739
Norwood	—	139	139
Norton	—	336	336
Wayland	—	30	30

Total	1,752	893	2,645

        The Company's United States manufacturing occurs in properties owned or leased by the Company in Waltham, Norwood and New Bedford, Massachusetts. Most of the Company's central or corporate marketing, research and administrative offices are located in Waltham, Massachusetts. In addition to the properties owned by the Company in Waltham and New Bedford, the Company also has leased properties in Waltham, Norwood, Wayland and Norton with leases that expire between 2004 and 2014. All of the Company's owned properties are subject to mortgages in favor of the lenders under the Company's Credit Agreement.

        The Company's main properties located outside the United States house manufacturing facilities and regional marketing subsidiaries and sales offices. The principal non-U.S. manufacturing facilities are located in Enschede, The Netherlands; Dumbarton, Scotland; Queretaro, Mexico; and Shanghai, China. These facilities also contain some administrative and regional marketing activities. The following table gives the approximate size of each property located outside of the United States and whether the space is owned or leased:

	Manufacturing Facilities Outside of the United States at December 31, 2003
	Owned	Leased	Total
	(in thousands of square feet)
Location:
The Netherlands	475	—	475
Scotland	374	—	374
Mexico	215	—	215
China	—	119	119

Total	1,064	119	1,183

        Reducing costs is a continuing objective of the Company in 2004. The Company has been and expects to continue consolidating underutilized facilities, selling certain facilities as market conditions permit and replacing certain space through leasing rather than acquisitions, subject to the restrictions under the Company's Credit Agreement. For more information on the Company's Credit Agreement, refer to "Financial Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the consolidated financial statement in Item 8 Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

        The Company owns facilities that are subject to certain federal, state and local laws and regulations relating to environmental protection, including those governing the investigation and remediation of contamination resulting from releases of hazardous substances. Certain of these laws and regulations may impose joint and several liabilities on the Company for the costs of investigation or remediation of such contamination, regardless of fault or the legality of the disposal.

        The Company is involved in legal proceedings and claims arising in the normal course of business. The Company was also a party-in-interest in the bankruptcy proceedings of Primary and twenty of its domestic subsidiaries (the "Debtors"). On February 10, 2003, the U.S. Bankruptcy Court entered an Order appointing an independent examiner pursuant to Sections 1104 and 1106 of the U.S. Bankruptcy Code "to investigate whether accounting methods, accounting practices and accounting irregularities alleged in certain letters to the U.S. Bankruptcy Court materially undervalued the assets of the Debtors and/or resulted in an inappropriate liquidation of the Debtors' assets." The independent examiner issued his findings on August 22, 2003, concluding that these matters did not materially undervalue and/or result in an inappropriate liquidation of the Debtors' assets. Following the independent examiner's findings, the Third Amended Joint Plan of Reorganization of Primary was confirmed by the U.S. Bankruptcy Court on November 18, 2003 and became effective on December 17, 2003. The confirmation has been appealed by a former shareholder of Primary. While there can be no assurance of the outcome of this litigation, the Company does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial condition.

        On July 7, 2003, five former employees of Primary filed a complaint against Primary, the Company and One Equity Partners LLC ("OEP") in the United States District Court for the District of Massachusetts on behalf of a purported class of over 100 individuals. In November 2003, the plaintiffs filed an amended complaint dismissing OEP and Primary but continuing their action against the Company and adding an individual plaintiff. The plaintiffs claim, among other things, that the Company conspired with Primary to wrongfully reduce Primary's obligations to its employees who were receiving long-term disability payments, in violation of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs seek an injunction ordering the defendants to restore their purported benefits and to pay them damages stemming from the alleged ERISA violations. The amount of damages claimed is not specified in the amended complaint. In January 2004, the Company filed (1) a motion in the United States District Court for the District of Massachusetts to dismiss the amended complaint and (2) an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the bankruptcy sale order enjoined the plaintiffs from bringing the amended complaint against the Company. While there can be no assurance of the outcome of this litigation, the Company does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial condition.

        Following the issuance of the independent examiner's findings, former shareholders of Primary filed a lawsuit on August 26, 2003 in the United States District Court for the Southern District of New York alleging securities fraud against KPMG LLP, auditors for both Primary and the Company, as well as certain other individuals who were former officers of Primary. The lawsuit alleges that the financial statements of Primary contained material misstatements and omissions, and that the defendants knowingly and/or recklessly caused such financial statements to be issued. Specifically, the examiner raised issues related to the timing of issuing "going concern" opinions on Primary's financial statements by KPMG LLP, the provision of valuation allowances on deferred tax assets in 2000 and 2001, and the release of excess restructuring accruals in Primary's financial statements in 2000. Since August 26, 2003, there have been a number of additional lawsuits filed that mirror the allegations raised in this lawsuit and other lawsuits (which also name the Chief Financial Officer of the Company as a defendant) making similar allegations as well as lawsuits alleging ERISA violations. The Company is not a party to any of these lawsuits and does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of December 31, 2003, Holding's Common Stock was not publicly traded on any exchange or in any market, and Holding had forty-six (46) holders of record of its Common Stock. Holding has never paid a cash dividend on its Common Stock. The Company's Credit Agreement prohibits the declaration and payment of dividends on the Common Stock. As of December 31, 2003, Holding had twenty-four (24) holders of record of its Preferred Stock.

        In February 2003, Holding sold 1,987,700 shares of Common Stock to 10 executives, officers and directors pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $1,987.70. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        In March 2003, Holding sold 867,690 shares of Common Stock to 6 executives, officers and directors pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $867.69. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        In April 2003, Holding sold 61,540 shares of Common Stock to 1 officer pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $61.54. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        In May 2003, Holding sold 828,420 shares of Common Stock to 18 executives, officers and directors pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $828.42. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        In June 2003, Holding sold 141,460 shares of Common Stock to 1 executive, and 1 officer pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $141.46. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        In July 2003, Holding sold 137,930 shares of Common Stock to 1 director pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $137.93. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        In August 2003, Holding sold 42,440 shares of Common Stock to 1 director pursuant to Holding's Restricted Stock Purchase Program for an aggregate price of $42.44. These sales were exempt from registration under Section 4(2) of the Securities Act or pursuant to Rule 701 promulgated thereunder.

        As set forth in the table below, Holding redeemed 50% of its Series A Preferred Stock in November 2003.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Type of Security	Total Number of Shares Purchased	Aggregate Purchase Price
November 2003	Series A 8% Cumulative Compounding Preferred Stock	446,150	$44.6 million

        On April 14, 2004, Holding paid a dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. Holding plans to redeem the balance of the Preferred Stock during 2004, subject to Holding's cash requirements.

Item 6. Selected Financial Data

        Except for the three-month periods ended December 31, 2003 and 2002 and certain of the other statistical data, the information below is derived from the audited financial statements of the Company for 2003 and the period from Inception (refer to Note 1 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data) to December 31, 2002, and of Primary for the period from January 1 to July 31, 2002.

        THE INFORMATION PRESENTED BELOW DOES NOT INCLUDE FINANCIAL INFORMATION ON PRIMARY FOR PERIODS PRIOR TO JANUARY 1, 2002 SINCE AUDITED INFORMATION ON THOSE PERIODS IS NOT AVAILABLE TO THE COMPANY. AS A RESULT, THIS DOCUMENT DOES NOT CONTAIN ALL OF THE FINANCIAL INFORMATION THAT IS REQUIRED BY THE RULES AND REGULATIONS APPLICABLE TO THIS REPORT REGARDING THE RESULTS OF OPERATIONS FOR THE BUSINESS OPERATIONS ACQUIRED BY THE COMPANY IN THE TRANSACTION. THE ABSENCE OF 2001 AUDITED FINANCIAL STATEMENTS AND PRIOR PERIOD FINANCIAL INFORMATION FOR PRIMARY COULD BE MATERIAL TO INVESTORS. FURTHER, INVESTORS SHOULD NOT ASSUME THAT THE RESULTS OF OPERATIONS FOR THE PERIODS CONTAINED HEREIN BEAR ANY CORRELATION TO THE RESULTS OF OPERATIONS OF PRIMARY FOR PERIODS PRIOR TO 2002, NOR SHOULD THEY ASSUME THAT TRENDS DERIVED FROM COMPARING THE COMBINED RESULTS FOR 2002 OF PRIMARY AND THE COMPANY TO THE RESULTS FOR 2003 OF THE COMPANY ARE INDICATIVE OF ANY SUCH TRENDS IN ANY OTHER PERIODS.

Selected Financial Data
(in millions, except share and per share data)

	Company		I	Primary	I	Company
	Year ended December 31, 2003	Period From Inception (See Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002	I I I I	Three month period ended December 31, 2003	Three month period ended December 31, 2002
	(audited)	(audited)	I	(audited)	I	(unaudited)	(unaudited)
Consolidated Statement of Earnings			I		I
Net sales	$752.7	$363.9	I	$443.6	I	$188.4	$211.3
			I		I
Cost of goods sold	378.4	213.3	I	290.3	I	97.9	117.0
Marketing, research, engineering and administrative expenses	278.3	120.9	I	184.2	I	76.7	66.5
Restructuring and other charges	4.7	5.1	I	12.6	I	3.0	5.0
			I		I
Total costs	661.4	339.3	I	487.1	I	177.6	188.5
			I		I
Profit/(loss) from operations	91.3	24.6	I	(43.5)	I	10.8	22.8
Other income/(expense), net	3.7	(0.6)	I	(2.1)	I	(3.6)	0.2
Interest expense	(3.4)	(1.9)	I	(2.4)	I	(0.8)	(1.1)
Reorganization loss	—	—	I	(771.3)	I	—	—
			I		I
Earnings/(loss) before extraordinary gain /(loss) and income tax expense	91.6	22.1	I	(819.3)	I	6.4	21.9
Federal, state and foreign income tax expense	22.9	6.9	I	12.9	I	1.6	6.9
			I		I
Earnings/(loss) before extraordinary gain/(loss)	68.7	15.2	I	(832.2)	I	4.8	15.0
Extraordinary gain/(loss)	2.6	122.6	I	—	I	—	(0.5)
			I		I
Net earnings/(loss)	$71.3	$137.8	I	$(832.2)	I	$4.8	$14.5
			I		I
Net earnings/(loss) available to common stockholders	$64.3	$134.8	I	$(832.2)	I	$3.3	$12.7
Basic earnings/(loss) per common share before extraordinary gain/(loss)	$2.01	$0.40	I	$(16.82)	I	$0.11	$0.43
Basic earnings/(loss) per common share	$2.09	$4.38	I	$(16.82)	I	$0.11	$0.41
Diluted earnings/(loss) per common share before extraordinary gain/(loss)	$1.95	$0.40	I	$(16.82)	I	$0.10	$0.43
Diluted earnings/(loss) per common share	$2.03	$4.38	I	$(16.82)	I	$0.10	$0.41
Cash dividends per common share	—	—	I	—	I	—	—
Weighted average number of common shares used for basic earnings/(loss) per common share (in thousands)	30,769	30,769	I	49,480	I	30,769	30,769
Weighted average number of common shares used for diluted earnings/(loss) per common share (in thousands)	31,640	30,769	I	49,480	I	32,095	30,769
Common shares outstanding at end of period (in thousands)	34,836	30,769	I	49,480	I	34,836	30,769
Other Statistical Data:
Additions to property, plant and equipment	$22.6	$10.4	I	$9.1	I	$10.6	$6.9
Depreciation	$2.2	$0.1	I	$54.7	I	$1.1	$0.1

	Company
	At December 31, 2003	At December 31, 2002
	(audited)	(audited)
Selected Balance Sheet Information
Working capital	$241.6	$217.4
Net property, plant and equipment	30.7	10.3
Total assets	513.7	518.1
Preferred Stock	44.6	89.2
Common stockholders' equity	219.6	144.7

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

        The Company designs, develops, manufactures and markets instant and digital imaging products and related products. The Company's principal products are instant cameras and instant film, which are marketed worldwide. In addition to its principal products, the Company designs, develops, manufactures and/or markets photographic hardware accessories for the instant photography market. The Company's other products and services consist of eyewear, principally sunglasses, and secure identification systems for commercial applications. The Company is currently developing and test marketing hardware and media with applications in the instant digital printing market. The Company also performs contract manufacturing for and licenses its brand and technology to third parties.

Background

        The following sections should be read in conjunction with the information on the Company in Item 1. Business; Item 6. Selected Financial Data; and the information on the Company and Primary in Item 8. Financial Statements and Supplementary Data.

        THE INFORMATION PRESENTED BELOW DOES NOT INCLUDE FINANCIAL INFORMATION ON PRIMARY FOR PERIODS PRIOR TO JANUARY 1, 2002 SINCE AUDITED INFORMATION ON THOSE PERIODS IS NOT AVAILABLE TO THE COMPANY. AS A RESULT, THIS DOCUMENT DOES NOT CONTAIN ALL OF THE FINANCIAL INFORMATION THAT IS REQUIRED BY THE RULES AND REGULATIONS APPLICABLE TO THIS REPORT REGARDING THE RESULTS OF OPERATIONS FOR THE BUSINESS OPERATIONS ACQUIRED BY THE COMPANY IN THE TRANSACTION. THE ABSENCE OF 2001 AUDITED FINANCIAL STATEMENTS AND PRIOR PERIOD FINANCIAL INFORMATION FOR PRIMARY COULD BE MATERIAL TO INVESTORS. FURTHER, INVESTORS SHOULD NOT ASSUME THAT THE RESULTS OF OPERATIONS FOR THE PERIODS CONTAINED HEREIN BEAR ANY CORRELATION TO THE RESULTS OF OPERATIONS OF PRIMARY FOR PERIODS PRIOR TO 2002, NOR SHOULD THEY ASSUME THAT TRENDS DERIVED FROM COMPARING THE COMBINED RESULTS FOR 2002 OF PRIMARY AND THE COMPANY TO THE RESULTS FOR 2003 OF THE COMPANY ARE INDICATIVE OF ANY SUCH TRENDS IN ANY OTHER PERIODS.

Reorganization Proceedings Under Chapter 11 of the Bankruptcy Code Prior to the Asset Purchase Transaction

        On October 12, 2001, Primary PDC, Inc. and twenty of its subsidiaries incorporated in the United States (collectively the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the Bankruptcy Code, in the U.S. Bankruptcy Court. The subsidiaries of Primary PDC, Inc. incorporated outside of the United States were not included in the Filing. Prior to the Transaction, the Debtors continued to manage their properties and operate their business as "debtors-in-possession" under the jurisdiction of the U.S. Bankruptcy Court and in accordance with applicable provisions of the

Bankruptcy Code. Under the rules of the SEC, Primary is deemed to be the predecessor of the Company for financial reporting purposes.

        The Company was formed in March 2002 for the purpose of acquiring substantially all of the assets of the Debtors, including the stock of the foreign subsidiaries of Primary PDC, Inc. that were not part of the Filing. On July 31, 2002, the Company purchased substantially all of the assets of the Debtors and the capital stock of the foreign subsidiaries of Primary PDC, Inc. in a Section 363 asset sale that was approved by the U.S. Bankruptcy Court. For more information regarding the Transaction, refer to Item 1. Business and Note 1 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data. Following the Transaction, Primary remained a separate legal entity.

Comparability of Financial Results

        The discussion of the results of operations below is significantly affected by the recent history of the Company and Primary. The Company commenced operations as of the date of the Transaction. As a result of actions taken during the period following the Filing and leading up to and as a result of the Transaction, the financial results of the Company and Primary are not comparable. The key events that affect the comparability of results are the following, in chronological order:

  •
  Filing and Chapter 11 process:    Primary incurred significant costs, including professional fees and expenses of $13 million in the period from January 1 to July 31, 2002, related to the Filing and the Chapter 11 process.

  •
  Asset Impairment:    Effective for the second quarter of 2002, Primary recognized a non-cash asset impairment charge of $330 million in its reorganization loss. This charge was based on a determination by Primary that the carrying value of its long-lived assets exceeded their estimated fair value based on the expected proceeds and the probability of the sale of those assets.

  •
  The Transaction:    On July 31, 2002, the Company purchased substantially all of the domestic assets and businesses of Primary PDC, Inc. and its domestic subsidiaries and the capital stock of the foreign subsidiaries of Primary PDC, Inc. The Company recorded the Transaction using purchase accounting consistent with Financial Accounting Standards Board Statement No. 141, Business Combinations. Refer to Item 8. Financial Statements and Supplementary Data, for more information on the Company's accounting for the Transaction. Several elements of the Transaction that significantly reduce the comparability of financial data between the Company and Primary are as follows:

  •
  Primary retained the following significant liabilities, among others:

  •
  Pre-petition debt of approximately $800 million; and

  •
  Substantially all of the remaining pre-petition liabilities subject to compromise of approximately $400 million.

  •
  In applying purchase accounting, the Company did not allocate any fair value to the fixed assets, other than those held for sale, and certain other non-current assets acquired in the Transaction. Therefore, this valuation resulted in no depreciation expense associated with those assets for the Company for periods after July 31, 2002. Primary recorded the following for depreciation for the seven-month period ended July 31, 2002 (in millions):

Depreciation
Production costs	$34
Operating expenses	21

Total	$55

    •
    Initial value of purchased inventory:    The Company valued the inventory acquired in the Transaction at fair value, resulting in an increase of approximately $7 million in the carrying value of this inventory compared to the historical cost of Primary. As of December 31, 2002, substantially all of the affected inventory had been sold, and the Company's inventory on that date was recorded on a historical cost basis.

Overview of 2003 Results

        The Company earns its revenues and profits primarily from the sale of instant film and cameras to consumers and businesses. The Company is currently developing and test marketing hardware and related media with applications in the instant digital printing market. The Company also faces a variety of challenges in responding to the dynamics of the imaging industry, particularly the digital imaging market, which is characterized by rapid change, evolving customer demands, and intense competition.

        The Company's continued financial success will largely be dependent on its generation of cash flow, primarily from its instant camera and film products, effective management of working capital, as well as managing the decline in the Company's instant camera and film business. The Company plans to enter the digital printing market.

        The Company's net sales in 2003 were $753 million, which includes a favorable impact from foreign exchange of approximately $27 million. In 2003, the Company incurred $5 million of restructuring expenses and its non-standard manufacturing costs and its sales and marketing expenses included a total of approximately $14 million from the unfavorable impact of foreign exchange. Profit from operations in 2003 was $91 million.

        The Company's net earnings in 2003 were $71 million, or $2.03 per common share on a diluted basis. The net earnings in 2003 include an extraordinary gain of $2 million or $0.08 per common share on a diluted basis.

        During 2003, the Company's net cash provided by operating activities was $114 million. Also in 2003, it repaid $18 million of short-term debt, paid $10 million of dividends on its outstanding Preferred Stock, and redeemed 50% of its Preferred Stock for $44 million. At December 31, 2003, the Company had cash and cash equivalents of approximately $167 million and no outstanding debt, compared to cash and cash equivalents of approximately $140 million and $18 million of debt at December 31, 2002.

        The market for instant photography has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. Based on information made available to the Company in connection with the Transaction, the Company estimates that the comparable net sales of Primary for instant film and camera products, excluding the impact of foreign exchange, declined by approximately 30% in 2001 compared to 2000 and by approximately 24% in the combined 2002 for Primary and the Company compared to 2001. The Company's net sales of instant film and camera products, excluding the favorable impact of foreign exchange, declined by approximately 13% in 2003 compared to 2002 on a combined basis for the net sales of the Company and Primary. This declining demand is expected to continue and to have a negative impact on the Company's net sales of instant camera and film products in 2004, and while the rate of this decline has gone down, it may go up or down in the future. The Company has been attempting to manage its costs to keep its costs in line with the decline in its instant camera and film sales and will be challenged to continue to reduce these costs in the future.

General

        The Company's reportable business segments are: the Americas Region; the International Region; Global Manufacturing; and R&D. The Company also has an All Other segment that includes: the eyewear business; the commercial secure identification systems business; brand and technology licensing operations; and contract manufacturing. The Americas Region consists of sales, marketing and distribution operations in the United States of America and other countries in North and South America. The International Region consists of sales, marketing and distribution operations outside the Americas Region. Global Manufacturing consists of worldwide activities associated with manufacturing, procurement, developing manufacturing processes for new products, and inventory management. R&D consists of the Company's research and development activities.

        The Company has one category called Corporate, which is not classified as a business segment. This category includes: central marketing; centralized information systems; general and administrative functions; worldwide finished goods planning activities; and certain other corporate functions. The Corporate category also includes costs related to restructuring activities, certain incentive compensation costs and certain other non-operating items. For more information regarding the Company's business segments, refer to Note 15 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

        The Company's senior management evaluates the performance of the business segments based on the segment's impact on profit from operations and its asset management. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third-party sales. Non-standard manufacturing costs along with the costs of procurement, inventory management and developing manufacturing processes for new products are reported as costs in profit from operations in the Global Manufacturing segment. For the R&D segment, research and development costs are expensed as incurred in profit from operations.

        The Americas and International Regions are responsible for managing accounts receivable and for charges associated with reserves for slow moving and obsolete finished goods inventory. The Company manages and reports worldwide inventories, excluding the slow moving and obsolete finished goods inventories, centrally in Global Manufacturing.

Critical Accounting Estimates

        The methods, estimates and judgments the Company uses in applying its accounting policies have a significant impact on the results it reports in its financial statements. Some of the Company's accounting policies require it to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company's most critical accounting estimates include: revenue recognition, which impacts gross margin; allowance for doubtful accounts, which impacts profit from operations; valuation of inventory, which impacts gross margin; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts the Company's income tax provision. Below, the Company discusses these policies further, as well as the estimates and judgments involved.

Revenue Recognition:

        The Company recognizes net sales when all of the following criteria have been met: evidence exists that the customer is bound to the transaction; the product has been shipped and title has passed to the customer; the sales price to the customer has been fixed or is determinable; and collectability of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are sold. To arrive at net sales, the Company records reductions to net sales for the cost of programs offered to customers that include cash and volume discounts, promotional, cooperative and other advertising allowances, and other fees and coupons. The Company recognizes the liability for these programs at the time the related sales are recorded. The Company determines the cost of these programs based on the terms of the programs, estimates using its historical experience and internal and customer data. The Company adjusts net sales for the cost of price protection programs associated with customer inventories at the time it can reasonably estimate this cost. To the extent actual experience differs from the estimates, adjustments to net sales could be recognized, which would have an impact on the Company's net earnings.

Allowance for Doubtful Accounts:

        The Company's allowance for doubtful accounts is reviewed on a regular basis and is based on a variety of factors including: individual account risk profiles, which consider customer credit ratings and financial condition reviews; a review of individual accounts receivable aging; and new information that becomes available on specific customers, economic trends and changes in customer payment terms. If circumstances related to specific customers were to change, the Company's estimates of the collectability of its accounts receivable could be adjusted, which would have an impact on the Company's net earnings.

Inventory:

        The Company's policy for valuation of inventory, including the determination of obsolete or excess inventory and lower of cost or market reserves, requires it to estimate the future demand for its products within specific time horizons, generally one year or less. The estimates of future demand that the Company uses in the valuation of inventory are the basis for the Company's short-term manufacturing and procurement plans. If the demand forecast for specific products is greater than actual demand and the Company fails to reduce its manufacturing output and procurement accordingly, the Company could be required to record additional inventory reserves, which would have a negative impact on the Company's net earnings.

Income Taxes:

        In determining its provision for income taxes for financial statement purposes, the Company must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of its revenue and expense.

        The Company must assess the likelihood that it will be able to recover its deferred tax assets. Unless the recovery is more likely than not, the Company must increase its provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that it estimates may not ultimately be recoverable. Should there be a change in the Company's ability to recover the remainder of its deferred tax assets, its tax provision would decrease or increase in the period of the change, which would have a positive or negative impact on the Company's net earnings.

        In addition, the calculation of the Company's income tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company's estimate of the amount of these additional taxes and when they will be due. If the payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period when the Company determined the liabilities are no longer necessary. If the Company's estimate of these tax liabilities proves to be less than the ultimate assessment, a further charge to tax expense would result, which would have a negative impact on the Company's net earnings.

Results of Operations

        The following table presents selected financial information regarding the Company's results of operations for the year ended December 31, 2003 and the five-month period ended December 31, 2002;

Primary's results of operations for the seven-month period ended July 31, 2002; and the combined results of operations for the year ended December 31, 2002 for the Company and Primary. This table is presented for use in the discussion of operating results below. Due to the factors described in the "Comparability of Financial Results" section above, however, the Company does not believe certain information of Primary is comparable to the Company's information nor does it believe that the combined results for 2002 are necessarily indicative of the Company's operating results on an annual basis.

        The information on the results of operations is as follows (in millions, except for percentages):

	Company		I	Primary	I	Combined
	Year ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002	I I I I	Year ended December 31, 2002
Net sales	$753	$364	I	$444	I	$808
Cost of goods sold	379	213	I	291	I	504
			I		I
Gross margin	374	151	I	153	I	304
% of Net sales	50%	41%	I	34%	I	38%
Marketing, research, engineering and administrative expenses	278	121	I	185	I	306
Restructuring and other charges	5	5	I	12	I	17
			I		I
Profit/(loss) from operations	91	25	I	(44)	I	(19)
Other income/(expense), net	4	(1)	I	(2)	I	(3)
Interest expense	(3)	(2)	I	(2)	I	(4)
Reorganization loss	—	—	I	(771)	I	(771)
			I		I
Earnings/(loss) before extraordinary gain and income tax expense	92	22	I	(819)	I	(797)
Federal, state and foreign income tax expense	23	7	I	13	I	20
			I		I
Earnings/(loss) before extraordinary gain	69	15	I	(832)	I	(817)
Extraordinary gain	2	123	I	—	I	123
			I		I
Net earnings/(loss)	$71	$138	I	$(832)	I	$(694)
			I		I

Consolidated Worldwide Results for years ended December 31, 2003 and 2002

        The Company's consolidated net sales and gross margin for 2003 compared to the combined results of the Company and Primary for 2002 were as follows (dollars in millions):

	Company 2003	Combined 2002
Net sales	$753	$808
Gross margin	374	304
% of Net sales	50%	38%

        In 2003 compared to the combined 2002, the Company's consolidated net sales decreased by $55 million or approximately 7%, primarily as a result of lower net sales of instant film and, to a lesser degree, instant cameras. These decreases were offset, in part, by approximately $27 million from the favorable impact of foreign exchange and increases of approximately $14 million in net sales in the Company's contract manufacturing operations and, to a lesser degree, licensing. Excluding the favorable impact of foreign exchange, the Company's net sales of instant film and cameras declined by approximately 13% in 2003 compared to the combined 2002. The net sales of instant film and cameras in 2003 were negatively impacted by competition from digital camera products and media formats. While the Company continues to pursue new contract manufacturing business, it does not expect to maintain the higher levels of net sales of its contract manufacturing business in 2004.

        The gross margins for 2003 and the combined 2002 are not comparable due to certain factors as described in the "Comparability of Financial Results" section above. The Company had a gross margin of 50% in 2003 compared to a gross margin of 38% in the combined 2002. The increase of approximately 12% was primarily the result of: lower manufacturing costs in 2003 due to the Company's efforts to consolidate its underutilized manufacturing facilities which represented approximately 8 percentage points of this change; the favorable margin impact from the mix of higher margin products sold in 2003 compared to the combined 2002, including the impact of depreciation related to the Transaction, which represented approximately 3 percentage points of this change; and the favorable impact of foreign exchange, which represented approximately 1 percentage point of this change.

        Marketing, research, engineering and administrative expenses, excluding R&D segment expenses of $38 million in 2003 and $35 million in the combined 2002 ("SG&A expenses"), were $240 million in 2003 and $271 million in the combined 2002. These SG&A expenses are not comparable due to certain of the factors as described in the "Comparability of Financial Results" section above. The decrease of $31 million or approximately 11% in SG&A expenses in 2003 compared to the combined 2002 primarily reflects a reduction of approximately $41 million in regional sales and marketing expenses to approximately $134 million in 2003 from approximately $175 million in the combined 2002 and a decrease of approximately $7 million in the non-segment Corporate category expenses in 2003 compared to the combined 2002. These decreases were primarily due to the favorable impact of restructuring programs described below and essentially no depreciation expense, primarily in the non-segment Corporate category. Due to the impact on the acquired assets of the Company's purchase accounting related to the Transaction, essentially no depreciation expense was recorded in 2003. These reductions were offset, in part, by approximately $9 million of unfavorable foreign exchange in 2003 and an increase of approximately $8 million in 2003 related to employee incentive compensation, which is considered a non-segment Corporate category administrative expense. The majority of the SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In 2003, restructuring and other charges decreased to $5 million from $17 million in the combined 2002. The charges in 2003 were recorded in the non-segment Corporate category and primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and Corporate administrative operations. Under these programs, approximately 135 employees are expected to leave the Company by early 2004. The cash payments under this program are expected to be substantially completed by early 2004.

        In the combined 2002, restructuring and other charges were $17 million consisting of $12 million recorded by Primary and $5 million recorded by the Company. These charges were recorded in the non-segment Corporate category. The $5 million charge recorded by the Company in the five-month period ended December 31, 2002, primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing and non-U.S. manufacturing operations. Approximately 120 employees left the Company under these programs. In the period from January 1 to July 31, 2002, Primary recorded a charge of approximately $8 million, primarily related to an involuntary severance program designed to reduce overhead costs and realign its resources. Under this program, approximately 225 sales and marketing employees left Primary, mostly from the International Region. This charge was offset, in part, by a reversal by Primary of approximately $4 million of previously recorded involuntary severance charges.

        In addition, the restructuring and other charges recorded by Primary in the period from January 1 to July 31, 2002, included approximately $4 million for an impairment charge related to certain marketing operations that were exited, approximately $3 million of costs related to internal use software that was no longer required to support certain marketing activities, and approximately $1 million of fixed asset write-offs and exit costs primarily related to a number of non-U.S. activities that were exited. The exit costs were substantially paid by Primary as of July 31, 2002.

        The restructuring programs implemented by the Company favorably affected the Company's cost and expense levels in 2003. The Company expects the pre-tax savings from the restructuring charges to be approximately $19 million on an annualized basis, a portion of which has been realized in the five-month period of 2002 and in 2003. Refer to Note 4 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information on the restructuring programs of the Company and Primary.

        In the second quarter of 2002, based on the available information relative to the anticipated sale of substantially all of the assets and businesses of its domestic subsidiaries and the capital stock of its foreign subsidiaries in the Transaction, Primary recorded an impairment charge of $330 million in its reorganization loss to write off the carrying value of its property, plant and equipment. In July 2002, Primary recorded a loss on the Transaction of $213 million. This loss was recorded in Primary's reorganization loss. Effective July 31, 2002, the Pension Benefit Guaranty Corporation ("PBGC") assumed the U.S. pension plan of Primary and as a result, Primary recorded a charge of $184 million related to a minimum pension liability cost that had been previously recorded in accumulated other comprehensive income, a component of stockholders' equity. In the seven-month period ended July 31, 2002, Primary recorded a cost of $42 million related to prepetition claims that were expected to be allowed by the U.S. Bankruptcy Court. Both the charge of $184 million related to the U.S. pension plan and the $42 million related to prepetition claims costs were recorded in Primary's reorganization loss.

        Profit from operations in 2003 and the combined 2002 are not comparable due to certain factors described in the "Comparability of Financial Results" section above. The gross margin and expenses discussed above resulted in profit from operations of $91 million in 2003 compared to a loss from operations of $19 million in the combined 2002. The net of other income and expense in 2003 was income of approximately $4 million that consisted primarily of approximately $3 million of distributions from a real estate joint venture that had been developing property in Cambridge, Massachusetts, and approximately $2 million of interest income offset, in part, by net foreign exchange losses of approximately $1 million. The foreign exchange net loss in 2003 was made up of net foreign exchange transaction losses of approximately $8 million and the recognition of a net foreign translation gain of approximately $7 million previously recorded in stockholders' equity that resulted from the liquidation of certain non-U.S. subsidiaries. Other expense in the combined 2002 was $3 million and primarily related to foreign exchange transaction losses offset, in part, by approximately $4 million of distributions from a real estate joint venture that had been developing property in Cambridge, Massachusetts and approximately $2 million of interest income. In the combined 2002, Primary recorded a $771 million reorganization loss, primarily related to the asset impairment loss of $330 million, the loss on the Transaction of $213 million, the charge of $184 million related to the assumption of Primary's U.S. pension plan by the PBGC, pre-petition claims costs of $42 million, professional fees and expenses of $13 million incurred in connection with the Filing and the Chapter 11 process, $10 million of gains on asset sales and $1 million of interest income.

        Income tax expense was $23 million or approximately 25% on reported earnings before income taxes of $92 million in 2003, compared to an income tax expense of $20 million on a reported loss before income taxes of $797 million in the combined 2002. The Company's income tax expense in the five-month period ended December 31, 2002 was approximately $7 million, or approximately 31% on reported earnings before income taxes of approximately $22 million. The Company's income tax expense in 2003 was lower as a percentage of pre-tax earnings primarily due to the use of tax benefits from certain of the Company's foreign operations. The income tax expense of $13 million for Primary in the period from January 1 to July 31, 2002, primarily represented the income tax expense of certain of its foreign operations. Primary did not record any income tax benefits associated with the significant losses it incurred during the period from January 1 to July 31, 2002 because it determined it was more likely than not that those benefits would not be realized. In 2004, the Company expects its worldwide effective tax rate will be significantly lower than in 2003, primarily due to certain expected income tax benefits related to its foreign operations.

        In 2003, the Company's net earnings were $71 million and basic and diluted earnings per common share based on net earnings available to common stockholders were $2.09 and $2.03, respectively. The Company's net earnings in 2003 include an extraordinary gain of approximately $2 million related to adjustments required under purchase accounting of the fair values of certain held for sale assets and liabilities acquired in the Transaction. Excluding the extraordinary gain, the Company's basic and diluted earnings per common share in 2003 were $2.01 and $1.95, respectively.

        In the five-month period ended December 31, 2002, the Company recorded an extraordinary gain of $123 million related to the Transaction. Refer to the section titled "Transaction" in Item 1. Business and in Note 1 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information concerning the Company's asset purchase from Primary PDC, Inc. and its domestic subsidiaries. The Company's net earnings in the five-month period ended December 31, 2002, including the impact of the extraordinary gain, were $138 million and its basic and diluted earnings per common share based on net earnings available to common stockholders were $4.38. Excluding the extraordinary gain, the Company's basic and diluted earnings per common share in the five-month period ended December 31, 2002 were $0.40. The net loss of Primary was $832 million in the seven-month period ended July 31, 2002. The earnings per share information for the combined 2002 is not meaningful due to the differences in capital structure between the Company and Primary, the factors described in the "Comparability of Financial Results" section above, and the reorganization loss recorded by Primary.

        The following is a summary of the net sales and profit from operations by business segment (in millions):

	Company		I	Primary	I	Combined
	Year ended December 31, 2003	Period From Inception (See Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002	I I I I	Year ended December 31, 2002
Net sales to customers:
Americas Region	$423	$203	I	$251	I	$454
International Region	250	135	I	155	I	290
Global Manufacturing	—	—	I	—	I	—
R&D	—	—	I	—	I	—
All Other	80	26	I	38	I	64
			I		I
Subtotal Segments	753	364	I	444	I	808
Corporate	—	—	I	—	I	—
			I		I
Total	$753	$364	I	$444	I	$808
			I		I
Profit/(loss) from operations:
Americas Region	$152	$69	I	$68	I	$137
International Region	62	26	I	16	I	42
Global Manufacturing	(16)	(27)	I	(45)	I	(72)
R&D	(38)	(13)	I	(22)	I	(35)
All Other	19	5	I	5	I	10
			I		I
Subtotal Segments	179	60	I	22	I	82
Corporate	(88)	(35)	I	(66)	I	(101)
			I		I
Total	$91	$25	I	$(44)	I	$(19)
			I		I

        The profit from operations information presented above for the Company and Primary are not comparable due to the factors as described in the "Comparability of Financial Results" section above.

Americas Region

        The net sales and profit from operations for the Americas Region in 2003 and the combined 2002, were as follows (in millions):

	Company 2003	Combined 2002
Net sales	$423	$454
Profit from operations	152	137

        Net sales in the Americas Region decreased by $31 million or approximately 7% in 2003 compared to the combined 2002, primarily due to lower net sales of instant film offset, in part, by increased sales of instant cameras. Competition from digital camera products and media formats negatively impacted the Company's net sales of instant film in the Americas Region in 2003.

        Profit from operations for the Americas Region in 2003 and the combined 2002 are not comparable due to certain of the factors as described in the "Comparability of Financial Results" section above. Profit from operations in the Americas Region increased by $15 million or approximately 11% in 2003 compared to the combined 2002. The increase in profit from operations in 2003 related to lower selling and administrative expenses, primarily due to savings from restructuring and, to a lesser degree, lower advertising expenses and essentially no depreciation expense on the acquired assets, due to impact of the Company's purchase accounting related to the Transaction. This decrease was offset, in part, by the impact of the lower net sales in 2003 compared to the combined 2002.

International Region

        The net sales and profit from operations for the International Region for 2003 and the combined 2002 were as follows (in millions):

	Company 2003	Combined 2002
Net sales	$250	$290
Profit from operations	62	42

        Net sales in the International Region decreased by $40 million or approximately 14% in 2003 compared to the combined 2002. The decrease primarily related to lower net sales of instant film and, to a lesser degree, instant cameras offset, in part, by approximately $22 million from the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, net sales in the International Region decreased approximately $62 million or approximately 21% in 2003 compared to the combined 2002. The Company's net sales of instant film and cameras in the International Region in 2003 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations for the International Region in 2003 and the combined 2002 are not comparable due to certain of the factors described in the "Comparability of Financial Results" section above. Profit from operations in the International Region increased $20 million or approximately 48% in 2003 compared to the combined 2002. The increase in profit from operations in 2003 primarily reflects the favorable impact of foreign exchange, lower selling and administrative expenses in 2003, due to the impact of the Company's restructuring programs, and, to a lesser degree, essentially no depreciation expense on the acquired assets, due to impact of the Company's purchase accounting related to the Transaction. These increases in operating profit in 2003 were offset, in part, by the impact of the lower net sales in 2003 compared to the combined 2002 and higher advertising expenses in 2003.

Global Manufacturing

        The manufacturing costs, which consist of non-standard costs, including variances from standard costs, procurement costs, inventory management costs, and development costs for manufacturing processes ("manufacturing non-standard costs"), in the Global Manufacturing segment decreased by $56 million or approximately 78% to $16 million in 2003 compared to $72 million in the combined 2002. The manufacturing non-standard costs in 2003 and the combined 2002 are not comparable due to certain factors described in the "Comparability of Financial Results" section above. The decrease in these costs in 2003 primarily reflects the Company's efforts to reduce its underutilized manufacturing capacity through the consolidation of certain facilities and, to a lesser degree, the impact of inventory write-offs of obsolete material and products in the combined 2002 that did not occur in 2003, and certain planned reductions in film manufacturing development costs in 2003. These decreases were offset, in part, by the unfavorable impact of approximately $5 million of foreign exchange.

R&D

        R&D segment expenses increased by $3 million or approximately 9% to $38 million in 2003 from $35 million in the combined 2002. R&D expenses in 2003 and the combined 2002 are not comparable due to certain of the factors described in the "Comparability of Financial Results" section above. The increase in R&D expenses in 2003 primarily related to planned increases in the Company's instant digital printing research and development activities. Approximately three-quarters of the total research and development expenses in 2003 and the combined 2002 were related to instant digital printing activities, with the balance primarily related to core instant photographic activities, mainly for new instant camera designs in 2003.

All Other

        Net sales in the All Other segment increased by $16 million or approximately 25% to $80 million in 2003 compared to $64 million in the combined 2002. This increase was primarily related to an increase in revenues from certain third party contract manufacturing operations and, to a lesser degree, increased licensing revenues in 2003. While the Company continues to pursue new contract manufacturing business, it does not expect to maintain the higher levels of net sales of its contract manufacturing business in 2004.

        Profit from operations in the All Other segment increased $9 million to $19 million in 2003 compared to $10 million in the combined 2002. Profit from operations in the All Other segment in 2003 and the combined 2002 is not comparable due to certain of the factors described in the "Comparability of Financial Results" section above. The increase in profit from operations in 2003 primarily reflects the margin impact of the increased revenues in the Company's third party contract manufacturing and licensing operations.

Consolidated Worldwide Results for Fourth Quarter of 2003 Compared to Fourth Quarter of 2002

        The following table presents selected financial information regarding the Company's results of operations for the three-month periods ended December 2003 and 2002. This table is presented for use in the discussion of operating results below. The information on the results for these periods are as follows (in millions, except for percentages):

	Company
	Three month period ended December 31, 2003	Three month period ended December 31, 2002
Net sales	$188	$211
Cost of goods sold	98	117

Gross margin	90	94
% of Net sales	48%	45%
Marketing, research, engineering and administrative expenses	76	66
Restructuring and other charges	3	5

Profit from operations	11	23
Other expense, net	(4)	—
Interest expense	(1)	(1)

Earnings before income tax expense	6	22
Federal, state and foreign income tax expense	1	7

Net earnings	$5	$15

        The Company's consolidated net sales and gross margin for the fourth quarter of 2003 compared to the fourth quarter of 2002 were as follows (dollars in millions):

	Q4 2003	Q4 2002
Net sales	$188	$211
Gross margin	90	94
% of Net sales	48%	45%

        In the fourth quarter of 2003 compared to the same period of 2002, the Company's consolidated net sales decreased by $23 million or approximately 11%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras offset, in part, by approximately $8 million from the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, the Company's net sales of instant film and cameras decreased by approximately 17% in the fourth quarter of 2003 compared to the same period of 2002. The net sales of instant film and cameras in the fourth quarter of 2003 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of 48% in the fourth quarter of 2003 compared to a gross margin of 45% in the fourth quarter of 2002. The increase was primarily the result of the mix of higher margin products sold in the fourth quarter of 2003 compared to the same period in 2002 and the favorable impact of foreign exchange in 2003.

        SG&A expenses, excluding R&D segment expenses of $12 million in the fourth quarter of 2003 and $8 million in the same period in 2002, were approximately $64 million and approximately $58 million, for the fourth quarters of 2003 and 2002, respectively. The increase in SG&A in the fourth quarter of 2003 compared to the same period in 2002 primarily reflects higher incentive compensation expense, which is considered a non-segment Corporate category administrative expense. The SG&A expenses in the fourth quarter of 2003 compared to the fourth quarter of 2002 also include a reduction of approximately $8 million in regional sales and marketing expenses to approximately $34 million in the fourth quarter of 2003 from approximately $42 million in the same period in 2002, primarily due to the favorable impact of restructuring programs, as described below, and lower advertising expenses. These savings were offset by planned increases in certain non-segment Corporate category infrastructure costs and marketing expenses related to new camera products, and approximately $2 million from the unfavorable impact of foreign exchange. The majority of the Company's SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the fourth quarter of 2003, the Company recognized restructuring and other charges of approximately $3 million compared to approximately $5 million in the fourth quarter of 2002. The charges in both the fourth quarters of 2003 and 2002 primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and non-segment Corporate category administrative operations. Refer to Note 4 of the audited consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $11 million in the fourth quarter of 2003 compared to a profit from operations of $23 million in the fourth quarter of 2002. The net of other income and expense in the fourth quarter of 2003 was an expense of approximately $4 million primarily consisting of foreign exchange transaction losses, offset, in part, by a distribution from a real estate joint venture that has been developing property located in Cambridge Massachusetts.

        Income tax expense was $1 million, or approximately 25%, on reported earnings before income taxes of $6 million in the fourth quarter of 2003 compared to an income tax expense of $7 million, or approximately 31%, on reported earnings before income taxes of $22 million in the fourth quarter of 2002. The decrease in the Company's effective tax rate in the fourth quarter of 2003 was primarily due to the use of tax benefits from certain of the Company's foreign operations.

        In the fourth quarter of 2003, the Company's net earnings were $5 million and its basic and diluted earnings per common share based on earnings available to common stockholders were $0.11 and $0.10, respectively. In the fourth quarter of 2002, the Company's net earnings were $15 million and its basic and diluted earnings per common share based on earnings available to common stockholders were $0.43 and $0.41, respectively.

        The following is a summary of the Company's net sales and profit from operations by business segment (in millions):

	Company
	Three month period ended December 31, 2003	Three month period ended December 31, 2002
Net sales to customers:
Americas Region	$105	$118
International Region	64	76
Global Manufacturing	—	—
R&D	—	—
All Other	19	17

Subtotal Segments	188	211
Corporate	—	—

Total	$188	$211

Profit/(loss) from operations:
Americas Region	$37	$39
International Region	17	13
Global Manufacturing	(7)	(5)
R&D	(12)	(8)
All Other	5	3

Subtotal Segments	40	42
Corporate	(29)	(19)

Total	$11	$23

Americas Region

        The net sales and profit from operations for the Americas Region for the fourth quarter of 2003 and 2002, were as follows (in millions):

	Q4 2003	Q4 2002
Net sales	$105	$118
Profit from operations	37	39

        Net sales in the Americas Region decreased by $13 million or approximately 11% in the fourth quarter of 2003 compared to the same period in 2002, primarily due to lower net sales of instant film offset, in part, by increased sales of instant cameras. Competition from digital camera products and media formats negatively impacted the Company's net sales in the fourth quarter of 2003.

        Profit from operations in the Americas Region for the fourth quarter of 2003 was $37 million compared to a profit from operations of $39 million in the same period of 2002. The decrease of $2 million was primarily related to the impact of the lower net sales in the fourth quarter of 2003 offset, in part, by lower selling and administrative expenses, including lower advertising costs, and, to a lesser degree, savings from restructuring.

International Region

        The net sales and profit from operations for the International Region for the fourth quarter of 2003 and 2002 were as follows (in millions):

	Q4 2003	Q4 2002
Net sales	$64	$76
Profit from operations	17	13

        Net sales in the International Region decreased by $12 million or approximately 16% in the fourth quarter of 2003 compared to the fourth quarter of 2002. The decrease primarily related to lower net sales of instant film and, to a lesser degree, instant cameras, offset, in part, by approximately $8 million from the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, the net sales in the International Region decreased by approximately 24% in the fourth quarter of 2003 compared to the same period in 2002. The net sales in this Region in 2003 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $17 million in the fourth quarter of 2003 compared to $13 million in the same period in 2002. The increase of $4 million primarily reflected the favorable impact of foreign exchange and the impact of lower selling and administrative expenses in the fourth quarter of 2003, due to the impact of the Company's restructuring programs. These increases were offset, in part, by the impact of the lower net sales in the fourth quarter of 2003 compared to the same period in 2002.

Global Manufacturing

        Manufacturing non-standard costs were $7 million in the fourth quarter of 2003 compared to $5 million in the fourth quarter of 2002. Manufacturing non-standard costs were $2 million higher in the fourth quarter of 2003, primarily due to a favorable impact of inventory adjustments in the fourth quarter of 2002 related to the Transaction offset, in part, by certain planned reductions in film manufacturing development costs in the fourth quarter of 2003.

R&D

        R&D segment expenses were $12 million in the fourth quarter of 2003 compared to $8 million in the same period in 2002. The increase of $4 million primarily related to planned increases in the Company's instant digital printing and its core instant photographic research and development activities, mainly in support of new camera designs in the fourth quarter of 2003. Approximately three-quarters of the Company's total research and development expenses were related to the Company's instant digital printing activities with the balance primarily related to the Company's core instant photographic activities, mainly in support of new camera designs.

All Other

        Net sales in the All Other segment increased by $2 million or approximately 12% to $19 million in the fourth quarter of 2003 compared to $17 million in the same period in 2002. This increase was primarily related to the favorable impact of approximately $1 million of foreign exchange and an increase in revenues from third party contract manufacturing operations in 2003.

        Profit from operations in the All Other segment increased $2 million to $5 million in the fourth quarter of 2003 compared to $3 million in the same period in 2002. The increase in profit from operations in 2003 primarily reflects the favorable impact of approximately $1 million of foreign exchange and the impact of the increased revenues in the Company's third party contract manufacturing operations.

Financial Liquidity and Capital Resources

        The Company's principal source of capital is provided by its cash flow from operating activities, which may be supplemented by borrowing under the Company's revolving line of credit as discussed below. A summary of the Company's cash flows in 2003 is as follows (in millions):

Cash provided by operating activities	$114
Cash used by investing activities	(21)
Cash used by financing activities	(72)
Effect of exchange rate changes on cash	6

Net increase in cash and cash equivalents	$27

        The Company's cash and cash equivalents were $167 million at December 31, 2003, an increase of $27 million from $140 million at December 31, 2002. In 2003, net cash provided by the Company's operating activities was $114 million. Net earnings in 2003, adjusted for non-cash items (such as depreciation, deferred taxes and other non-cash items) contributed approximately $84 million to cash flow from operating activities. A decrease in receivables, inventories, and prepaids and other assets, along with an increase in compensation and benefits payable also increased cash flows from operating activities by approximately $67 million in 2003. The Company's worldwide days sales outstanding in accounts receivable at December 31, 2003 decreased to 41 days from 46 days at December 31, 2002. A decrease in income taxes and payables and accruals decreased cash flows from operating activities by approximately $37 million in 2003.

        Net cash used by the Company for investing activities in 2003 was $21 million, primarily related to capital spending. In 2003, capital spending related to: the Company's efforts to consolidate operations and upgrade facilities and equipment in Global Manufacturing; spending in support of new products; and Corporate information technology infrastructure upgrades. Included in the Company's cash flow from investing activities in 2003 were approximately $18 million of pre-tax proceeds from the sale of the Company's held for sale assets, primarily related to the sale of the Company's manufacturing site located in Norwood, Massachusetts. In connection with this sale, the Company deposited approximately $14 million in accounts with third parties. Approximately $12 million of these deposits related to possible like-kind property exchanges and approximately $2 million related to the Company's requirement to provide shared services under a third party lease that was sold with the property. Since the agreements governing these deposits restrict the use of these funds during the six months subsequent to the sale of the Norwood property, these deposits were recorded in other current assets at December 31, 2003. The Company expects to receive approximately $5 million of the funds in the like-kind deposits in the second quarter of 2004 with the balance being invested in other property. The approximately $2 million of cash on deposit related to the Company's requirement to provide shared services is expected to be released to the Company ratably as lease payments are made over an eighteen-month period ending in the first quarter of 2005.

        Net cash used by the Company's financing activities in 2003 was $72 million. This cash outflow related to the payment of a dividend of approximately $10 million on the Company's Preferred Stock and approximately $44 million related to the redemption of 50% of the outstanding shares of the Preferred Stock in November 2003. The Company also repaid the outstanding balance of approximately $18 million of the term loan under its Credit Agreement in April 2003.

        The Company's working capital was $242 million at December 31, 2003 compared to $217 million at December 31, 2002.

        The Company expects its capital spending in 2004 to be in the range of $30 to $35 million, primarily related to spending in support of new products, facilities and equipment upgrades in Global Manufacturing, and Corporate property enhancements and information technology.

        As of July 29, 2002, the Company entered into a three year, $100 million credit facility and accompanying security documents with a group of lenders (the "Credit Agreement"). The Credit Agreement is secured by, among other things, a first priority security interest in substantially all of the Company's assets in the United States and most of the assets of the Company's non-U.S. subsidiaries that are designated as borrowers or guarantors under the Credit Agreement. Approximately $5 million of fees paid to the lenders under the Credit Agreement were recorded as deferred financing fees as of July 31, 2002, and are being amortized over the three-year term of the Credit Agreement.

        The Credit Agreement provides for a term loan of up to $20 million and a three year $80 million revolving credit line, of which $50 million is available to be borrowed by the Company's U.S. operations and $30 million is available to be borrowed by the Company's non-U.S. subsidiaries that are designated as borrowers under the Credit Agreement. It also includes provisions for letters of credit in lieu of borrowings under the revolving credit line. In addition, the Credit Agreement contains provisions for borrowings between the Company's subsidiaries that are designated as borrowers or guarantors.

        Under the revolving credit line in the Credit Agreement, the Company's borrowing availability is reported monthly, as long as certain conditions are met, and is tied to a percentage of eligible domestic and foreign inventory and accounts receivable. This formula also includes limitations based on a percentage of the value of eligible assets and is subject to certain additional reserves imposed by the agents for the lenders under the Credit Agreement. Approximately $24 million was available to the Company under the revolving line of credit at December 31, 2003.

        The Company had approximately $18 million classified as short-term debt as of December 31, 2002, which represented the outstanding borrowings under the term loan provision of the Credit Agreement. The term loan was required to be repaid quarterly on a ratable basis over a two-year period that began on October 31, 2002 and could be repaid at any time at the Company's option. The Credit Agreement contains provisions for the optional prepayment of all or part of the revolving credit and term loans upon the satisfaction of certain conditions. However, once the term loan was repaid it could not be drawn on again. The term loan was repaid in full in April 2003. There were no borrowings by the Company under the revolving line of credit in either 2003 or 2002.

        The Credit Agreement contains covenants requiring that the Company satisfy certain ongoing financial covenants relating to: maximum capital expenditures; maximum expenditures for instant digital printing research and development expenditures; minimum earnings before interest, taxes, depreciation and amortization; maximum leverage ratio; and minimum tangible net worth. The Credit Agreement also contains covenants restricting, among other things, the Company's ability to: borrow additional money; incur liens; pay dividends; sell assets; make additional corporate investments; engage in transactions with the Company's international subsidiaries; enter sale and leaseback transactions;

purchase margin stock; enter speculative transactions; cancel indebtedness owed to it; and make subsidiary distributions.

        In addition, the Credit Agreement prohibits: a change in control; fundamental changes; and changes in the nature of the Company's business. The Credit Agreement was amended in 2003 to provide a $100 million discretionary basket for certain items otherwise restricted such as preferred stock redemptions and dividends, asset acquisitions and investments, as long as certain of the Company's financial covenants are satisfied. In November 2003, the Company paid approximately $10 million of Preferred Stock dividends and redeemed 50% of the outstanding shares of its Preferred Stock for approximately $44 million. As a result, approximately $46 million remained from the $100 million discretionary basket at December 31, 2003. After giving effect to the April 14, 2004 redemption of the Preferred Stock and the payment of dividends thereon, approximately $22 million remained in the discretionary basket. The Company was in compliance with all of its requirements under the Credit Agreement at of December 31, 2003 and 2002.

        The Company's obligations for non-cancelable operating leases and other purchase obligations as of December 31, 2003 were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Non-cancelable operating leases	$51	$12	$15	$11	$13
Purchase obligations	11	6	5	—	—

Total	$62	$18	$20	$11	$13

        The Company's purchase obligations above include agreements to purchase goods and services that are legally binding and that include fixed or minimum quantities to be purchased; minimum price provisions; or a specific timing of the related transaction. These obligations exclude agreements that are cancelable without penalty and do not include normal purchase orders for raw materials or other goods and services. In addition, these obligations exclude current liabilities already recorded on the Company's balance sheet at December 31, 2003. These obligations are point in time estimates based on the information currently available and actual payments could differ. The Company does not have any significant off-balance sheet arrangements as defined in Item 303 (a) (4) (ii) of SEC Regulation S-K.

        The Company believes it will have sufficient financial resources, primarily from its cash flow from operations as well as from its other available sources of liquidity, to meet its business requirements for the next twelve months. Under the asset purchase agreement for the Transaction, the Company is required to reimburse Primary for certain costs incurred by Primary, if certain conditions are met. The Company has recorded liabilities of $7 million for these costs as of December 31, 2002. The Company cash collateralized the $7 million of liabilities for these costs in the first quarter of 2004.

        On April 14, 2004, the Company paid a dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. The Company plans to redeem the balance of the Preferred Stock during 2004, subject to the Company's cash requirements.

        Under the provisions of the asset purchase agreement related to the Transaction, if the Debtors incur in excess of certain amounts for estate costs and do not have the funds necessary to pay for them, they have the right to require Holding to purchase from them up to 4% of the total shares of Common and Preferred Stock of Holding outstanding at the date of the Transaction for up to $4.5 million.

Foreign Currency Exchange

        The Company generates a substantial portion of its business, including revenues and local purchases, in international markets, which subjects its operations and cash flows to currency exchange fluctuations. The impact of currency exchange rate movement can be positive or negative in any given period. The Company's ability to counteract currency exchange rate movement is primarily dependent on pricing and the sourcing of products and services in local markets. However, the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange rate fluctuations. The Company is exposed to currency fluctuations primarily in the Euro, the Japanese Yen and the Pound Sterling.

Impact of Inflation

        Inflation continues to be a factor in many of the countries in which the Company does business. The Company's pricing strategy and continuing efficiency improvements have offset inflation and normal cost increases to a considerable degree. The overall inflationary impact on the Company's earnings has not been material.

New Accounting Standards

        Refer to Note 2 to the Company's consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the expected dates of adoption and effects on the Company's financial condition and results of operations.

Factors That May Affect Future Results or the Value of Common and Preferred Stock

        The Company's business involves a number of risks, some of which are beyond the Company's control. Investing in the Company's Common Stock or Preferred Stock involves these and other risks. The following is a description of a number of these risks; however, these are not the only risks and uncertainties the Company or holders of its Common Stock or Preferred Stock face. Additional risks and uncertainties that exist include risks of which the Company is not currently aware or does not currently believe to be material that may also adversely affect the Company's business.

Sales of Instant Photography Cameras and Film Continue to Decline.

        The demand for the Company's instant photography cameras and film continues to experience a significant and steady decline due to competition from digital camera products and media formats. This declining demand continues to have a negative impact on the net sales of the Company's instant camera and film products. The Company expects the decline to continue, and there can be no assurance that this trend can be reversed or slowed. This trend could accelerate as digital imaging continues to grow in demand.

        In addition, the Company is updating and refreshing existing products to deploy in the marketplace. The Company's failure to accurately predict the product development schedule as well as volumes, product mix, customer demand, sales channels, and configuration could have a negative impact on revenue.

There are Significant Pressures and Challenges in Implementing the Company's Strategy to Bring Instant Digital Printing Products to Market.

        The Company has experienced significant pressure and challenges in implementing its strategy to bring instant digital printing products to market, and it expects these challenges to continue. In addition, with the proliferation of similar products, competition in this area is intensifying.

        Fundamental to the success of its strategy is the successful development of effective partnerships and alliances and application of the Company's technology and expertise in instant photography to the developing market for instant digital printing products. More specific factors in this competitive marketplace that could adversely affect operating results in any reporting period include the Company's failure to:

  •
  market the Company's new digital products or accurately anticipate and respond to trends in the rapidly changing digital imaging market;

  •
  manage the impact of digital and other competing media formats, which have resulted in lower customer demand for the Company's products and retailers reducing their inventories;

  •
  price the products at a level that successfully competes in the marketplace and provides sufficient profitability to make the enterprise viable;

  •
  anticipate delays in implementing the Company's product strategies;

  •
  develop successful partnership agreements that protect the Company's intellectual property and ensure products meet customer needs and demands;

  •
  accurately assess the increased cost of bringing digital imaging products to market and bring these products to market in a timely manner; and

  •
  successfully complete the development of the underlying technologies.

The Company Competes with Major Competitors that are Larger and More Diversified.

        The Company experiences intense competition for sales of its instant photography and digital imaging products. The Company's products compete with 35mm and digital-imaging products that are widely advertised, well-known, branded products. In most of its markets, the Company has major competitors, most of which are larger and more diversified. Aggressive competition within its markets to preserve, gain or regain market share can affect its results in any given period. More specific factors in this competitive marketplace that could adversely affect operating results include the Company's failure to:

  •
  compete against larger and financially stronger competitors like Fuji Photo Film Co., Ltd. ("Fuji"), which sells instant photography products in Asia, Europe, Canada and the United States, or against products from overall photographic competitors like Eastman Kodak Company, Fuji, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation and Epson America, Inc.;

  •
  penetrate new demographic markets through product innovations, marketing campaigns and expanded distribution;

  •
  revitalize the instant photography business, which requires, among other things, introducing new products each year;

  •
  fund future working capital needs, capital expenditures, research and development costs and other general corporate requirements;

  •
  react to changes in the business and industry in which it operates;

  •
  retain its top customers and limit the Company's vulnerability to general adverse economic conditions that affect consumption patterns of the Company's products;

  •
  manage the Company's financial exposure if the account receivable of its largest customers were to become impaired;

  •
  manage and respond to the pattern of the Company's sales, including variations in sales volume within periods;

  •
  manage pricing on new and refreshed products in the marketplace to remain at a competitive level in the marketplace;

  •
  continue to reduce costs through operating efficiencies, including savings from restructuring;

  •
  manage and respond to labor issues; and

  •
  retain a number of essential senior mangers and to be able to attract and retain qualified senior managers who can implement the Company's business strategy.

The Absence of 2001 Audited Financial Statements and Prior Period Financial Information for Primary Could Be Material to Investors.

        The information presented herein does not include financial information on Primary for periods prior to January 1, 2002 since audited information on those periods is not available to the Company. As a result, this document does not contain all of the financial information that is required by the rules and regulations applicable to this report regarding the results of operations for the business operations acquired by the Company in the Transaction. The absence of 2001 audited financial statements and prior period financial information for Primary could be material to investors. Further, investors should not assume that the results of operations for the periods contained herein bear any correlation to the results of operations of Primary for periods prior to 2002, nor should they assume that trends derived from comparing the combined results for 2002 of Primary and the Company to the results for 2003 of the Company are indicative of any such trends in any other periods.

The Company Has a Major Stockholder Whose Interests May Conflict with the Interests of the Company's Other Stockholders.

        As of December 31, 2003, One Equity Partners LLC ("OEP") owned a majority of the Company's outstanding Common Stock and Preferred Stock. Accordingly, OEP will be able to:

  •
  elect the Company's entire Board of Directors;

  •
  control the Company's management and policies; and

  •
  determine, without the consent of the Company's other stockholders, the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including preferred stock redemption, mergers, changes in capital structure, consolidations and the sale of all or substantially all of the Company's assets.

OEP will also be able to prevent or cause a change in control of the Company and will be able to amend the Company's Certificate of Incorporation and Bylaws without the approval of any other of the Company's stockholders. The interests of OEP may conflict with the interests of the Company's other stockholders.

There is no Established Market for its Common Stock or Preferred Stock.

        No established market exists for the Company's Common Stock or Preferred Stock. The Company is not listing its Common Stock or Preferred Stock on any securities exchange at this time; therefore, there can be no assurance that a market for such securities will develop. If a market does develop, there can be no assurance that the market will continue to exist. If such a market does develop, the trading price of such securities could be highly volatile.

        Some of the Company's Common Stock and Preferred Stock is expected to be distributed pursuant to Primary's Plan of Reorganization to certain holders of pre-petition claims. If a large number of such holders seek to sell the securities they receive immediately upon or shortly following this distribution, then the trading price of the securities could be adversely impacted.

        The market prices, if any, of the Common Stock and the Preferred Stock may also be subject to significant fluctuations in response to other factors, including:

  •
  variations in the Company's annual or quarterly financial results or those of the Company's competitors;

  •
  changes by financial analysts in their estimates of the Company's future earnings; and

  •
  conditions in the economy in general or in the photography industry in particular.

Consolidation of the Company's Manufacturing Operations Creates Inherent Risks.

        The Company's instant camera and film manufacturing is concentrated into sole source locations. Due to the specialized nature of certain assets located at these facilities, any suspension of operations as a result of a natural disaster, work stoppage, crisis in the country or terrorism could have a material adverse effect.

Significant Sales and Operations Outside of the United States.

        Sales outside of the United States represent a substantial portion of the Company's business. In addition, the majority of its film assembly facilities and many suppliers are located outside of the United States. Therefore, factors that could adversely affect operating results include the Company's inability to:

  •
  predict changes in political or economic conditions;

  •
  project the impact of any epidemic or pandemic of disease;

  •
  comply with import or export licensing requirements;

  •
  respond to the Company's exposure to fluctuation of foreign exchange rates, particularly the Euro, Pound Sterling and the Japanese Yen; and

  •
  sell and market the Company's products worldwide particularly in light of the major risks associated with worldwide operations, such as various local laws and customs and unexpected changes in regulatory requirements or tax laws.

The Inability of the Company to Consolidate its Manufacturing Operations Could Have a Material Adverse Effect.

        The Company's instant camera and film manufacturing capacity is concentrated in facilities in the United States, Europe and the Far East. The Company is consolidating and restructuring its manufacturing operations, including the consolidation of its film coating and assembly into sole source locations. Due to the specialized nature of certain assets located at these facilities, any suspension of operations as a result of the consolidation and restructuring of these assets could have a material adverse effect on the Company's operating results.

The Inability of the Company to Negotiate Favorable Sole Source Agreements for Material and Supplies Could Have a Material Adverse Effect.

        The Company has certain sole source suppliers for material used in the development of the Company's products and outsources the manufacture of certain products. The Company is also exploring sole source suppliers for certain operations that have high fixed costs. The inability of the Company to negotiate favorable sole source agreements would have a material adverse impact on the

Company. In addition, in the event of a disruption in the Company's supply of these materials due to the financial or operational distress of the Company suppliers or otherwise, the Company's failure to find alternatives for raw materials, supplies and finished goods necessary for the manufacture and sale of its product could have a material adverse impact on the Company.

The Company's Failure to Manage its Intellectual Property and Licensing Agreements Could Adversely Affect its Profitability.

        The Company relies upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain its proprietary rights in technology, products and its brands. The Company continues to develop and protect ownership of, and license as appropriate, valuable intellectual property rights. The Company's intellectual property rights, however, could be challenged, invalidated or circumvented. The Company does not believe that its products infringe the intellectual property rights of others, but such claims, if established, could result in material liabilities or loss of business.

        The Company's failure to properly manage the development of its intellectual property and enforce licensing agreements that provide a revenue stream in the form of royalties could adversely affect the profitability of these operations.

The Company's Continued Restructuring Could Disrupt Business Operations.

        The Company is continuing its worldwide program to improve operating efficiency. This includes, among other things, more efficient plant utilization and process improvements, movement to a distributor model in select international markets and the continued reduction of its work force. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the expected cost reductions will be achieved. There is also no assurance that the downsizing will not disrupt business operations and undermine the cost management efforts.

Managing Inventory Is Crucial; Excess Inventory Could Require the Company to Reduce its Prices and Write Down Inventory.

        The Company must manage its inventory in order to meet the needs of its customers without creating excess capacity. Excess inventory could require the Company to reduce its prices and write down inventory which could have a negative impact on revenue and earnings.

The Company's Different Distribution Methods Have Inherent Risks.

        The Company uses a variety of different distribution methods to sell its products including direct sales and distributors and third-party resellers. Since each distribution method has distinct risks, failure to implement the most advantageous distribution model could adversely affect the Company's revenue and gross margins and therefore profitability.

        The Company is also developing e-commerce strategies. If these strategies are not successful, the Company's business could be adversely affected. In addition, since direct sales may compete with the sales made by third-party resellers and distributors, these third-party resellers and distributors may elect to use other suppliers that do not directly sell their own products or to reduce the retail shelf space available for the Company's products.

The Effect of Terrorism, Military Action or War May Impact the Company's Results.

        Terrorism, military action or war, as well as attendant political activity, may create an atmosphere of economic uncertainty throughout the world. The effects of those events may impact the Company's results. A disruption in its supply chain as a result of such actions may significantly affect its business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on the Company.

The Failure of the Company to Remain in Compliance with Environmental Laws Could Have a Material Adverse Effect on Operating Results.

        The Company is subject to a large number of federal, state and local environmental laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such material. The failure of the Company to remain in compliance with these laws could have a material adverse effect on operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates relative to its market risk sensitive instruments and positions as described below.

Interest Rate Risks

        The Company is exposed to interest rate risk related to its borrowing activities. In connection with the Transaction, the Company borrowed $20 million as of August 1, 2002, under the term loan provision of its Credit Agreement as more fully explained in Note 1 "Transaction" and Note 8 "Short-term Debt" to the consolidated financial statements contained in Item 8. Financial Statement and Supplemental Data. In April 2003, the amount outstanding under the Company's term loan was repaid in full. The Company had no outstanding short-term debt at December 31, 2003.

Foreign Currency Exchange Risk

        As more fully explained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under "Foreign Currency Exchange" the Company's operations are exposed to the impact of foreign currency exchange rate movements. The Company is primarily dependent on the pricing and sourcing of its products in local markets to offset the impact of foreign exchange rate fluctuations. However, the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange rate fluctuations. At December 31, 2003 and 2002, the Company had no derivative instruments. The Company does not quantify foreign currency exchange rate risk associated with its expected foreign currency denominated revenues or its net monetary assets denominated in nonfunctional currencies.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Polaroid Holding Company and Subsidiary Companies

        We have audited the accompanying consolidated balance sheets of Polaroid Holding Company and Subsidiary Companies (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows and changes in common stockholders' equity for the year ended December 31, 2003 and the period from Inception (see Note 1 to the consolidated financial statements) to December 31, 2002. We have also audited the consolidated statement of earnings, cash flows and changes in common stockholders' equity for Primary PDC, Inc. (formerly named Polaroid Corporation) and Subsidiary Companies (the "Predecessor") for the period from January 1 through July 31, 2002. In connection with our audits of the consolidated financial statements, we also audited the accompanying financial statement schedule of Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Polaroid Holding Company and Subsidiary Companies as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and the period from Inception (see Note 1 to the consolidated financial statements) through December 31, 2002, and the results of operations and cash flows of Primary PDC, Inc. for the period from January 1 through July 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Notes 1 and 2 to the consolidated financial statements, the Predecessor filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on October 12, 2001. In addition to the filing, the Predecessor's previous losses, its common stockholders' deficit and its default on certain debt obligations raised substantial doubts about the Predecessor's ability to continue as a going concern. The consolidated financial statements of the Predecessor referred to above have been prepared assuming the Predecessor would continue as a going concern. On July 31, 2002, the Company acquired substantially all of the domestic assets of the Predecessor and the capital stock of the Predecessor's foreign subsidiaries. This transaction was accounted for as a purchase acquisition by the Company in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations. As a result of the Transaction, the consolidated financial information for the periods after the Transaction is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

KPMG LLP
Boston, Massachusetts
February 4, 2004

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Net sales	$752.7	$363.9	I	$443.6
			I
Cost of goods sold	378.4	213.3	I	290.3
Marketing, research, engineering and administrative expenses (Note 3)	278.3	120.9	I	184.2
Restructuring and other charges (Note 4)	4.7	5.1	I	12.6
			I
Total costs	661.4	339.3	I	487.1
			I
Profit/(loss) from operations	91.3	24.6	I	(43.5)
Other income and (expense):
Interest income	1.5	1.2	I	0.5
Foreign currency transaction losses (Note 2)	(8.3)	(3.3)	I	(8.1)
Foreign currency translation gains from subsidiary liquidations (Note 2)	7.1	—	I	—
Other income	3.4	1.5	I	5.5
Interest expense	(3.4)	(1.9)	I	(2.4)
Reorganization loss (see Note 2)	—	—	I	(771.3)
			I
Earnings/(loss) before extraordinary gain and income tax expense	91.6	22.1	I	(819.3)
Federal, state and foreign income tax expense (Note 6)	22.9	6.9	I	12.9
			I
Earnings/(loss) before extraordinary gain	68.7	15.2	I	(832.2)
Extraordinary gain (Note 1)	2.6	122.6	I	—
			I
Net earnings/ (loss)	$71.3	$137.8	I	$(832.2)
			I
Basic earnings/(loss) per common share (Note 2)			I
Earnings before extraordinary gain	$2.01	$0.40	I	$(16.82)
Extraordinary gain	$0.08	$3.98	I	—
Net earnings	$2.09	$4.38	I	$(16.82)
Diluted earnings/(loss) per common share (Note 2)			I
Earnings before extraordinary gain	$1.95	$0.40	I	$(16.82)
Extraordinary gain	$0.08	$3.98	I	—
Net earnings	$2.03	$4.38	I	$(16.82)
Cash dividends per common share	—	—	I	—

See accompanying notes to consolidated financial statements

Polaroid Holding Company and Subsidiary Companies

Consolidated Balance Sheet

(in millions, except share and per share amounts)

	Company
	December 31, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$166.8	$140.0
Receivables, net of allowance of $10.0 in 2003 and $14.8 in 2002 (Note 8)	77.8	105.7
Inventories (Notes 7 and 8)	146.9	159.4
Assets held for sale (Note 3)	4.2	25.4
Prepaid expenses and other assets (Notes 3, 6 and 8)	51.0	34.6

Total current assets	446.7	465.1
Property, plant and equipment (Note 1)
Land	—	—
Buildings	8.1	3.9
Machinery and equipment	19.4	3.2
Construction in progress	5.5	3.3

Total property, plant and equipment	33.0	10.4
Less accumulated depreciation	2.3	0.1

Net property, plant and equipment	30.7	10.3
Deferred tax assets (Note 6)	1.9	5.8
Other non-current assets (Note 3)	34.4	36.9

Total assets	$513.7	$518.1

Liabilities and stockholders' equity
Current liabilities
Short-term debt (Note 8)	$—	$17.5
Payables and accruals (Notes 1 and 9)	137.5	156.5
Compensation and benefits (Notes 12 and 13)	41.7	33.0
Federal, state and foreign income taxes (Note 6)	25.9	40.7

Total current liabilities	205.1	247.7
Non-current pension liability (Note 13)	29.9	29.7
Other non-current liabilities (Note 6)	14.5	6.8
Preferred Stock (Note 10)
Preferred Stock, authorized 2,000,000 shares of which 900,000 are designated as Series A, $.001 par value, liquidation preference value of $100 per share plus unpaid dividends, 446,150 and 892,300 shares issued and outstanding in 2003 and 2002, respectively	44.6	89.2
Common stockholders' equity (Note 11)
Common Stock, $.001 par value, authorized 50,000,000 shares of which 34,836,410 and 30,769,230 shares issued and outstanding in 2003 and 2002, respectively	—	—
Additional paid-in capital	3.5	3.1
Retained earnings (Notes 1 and 10)	199.4	137.8
Accumulated other comprehensive income (Note 2)	17.0	3.8
Deferred compensation (Note 12)	(0.3)	—

Total common stockholders' equity	219.6	144.7

Total liabilities and stockholders' equity	$513.7	$518.1

See accompanying notes to consolidated financial statements.

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Cash Flows

(in millions)

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Cash flows from operating activities			I
Net earnings/(loss)	$71.3	$137.8	I	$(832.2)
Extraordinary gain (Note 1)	(2.6)	(122.6)	I	—
Depreciation of property, plant and equipment	2.2	0.1	I	54.7
Non-cash reorganization loss (Note 2)	—	—	I	759.3
Deferred taxes (Note 6)	9.3	(3.8)	I	12.1
Gain on sale of real estate	—	—	I	(3.9)
Other non-cash items (Note 3)	4.0	5.4	I	11.4
(Increase)/decrease in receivables	31.5	(23.2)	I	144.4
Decrease in inventories	20.3	58.4	I	31.0
(Increase)/decrease in prepaids and other assets	7.3	6.2	I	(1.4)
Decrease in Prepetition Liabilities	—	—	I	(39.7)
Increase/(decrease) in payables and accruals	(21.7)	20.6	I	(14.1)
Increase/(decrease) in compensation and benefits	7.7	(2.7)	I	(3.9)
Increase/(decrease) in federal, state and foreign income taxes	(15.6)	10.7	I	12.2
			I
Net cash provided by operating activities	113.7	86.9	I	129.9
			I
Cash flows from investing activities			I
(Increase)/decrease in other assets	(16.4)	(1.2)	I	4.5
Asset purchase Transaction, net of cash acquired (Note 1)	—	(4.3)	I	(4.3)
Proceeds from the sale of assets held for sale (Note 3)	18.3	1.4	I	—
Proceeds from the sale of property, plant and equipment (Note 3)	—	—	I	7.8
Additions to property, plant and equipment	(22.6)	(10.4)	I	(9.1)
			I
Net cash used by investing activities	(20.7)	(14.5)	I	(1.1)
Cash flows from financing activities			I
Net decrease in short-term debt (maturities 90 days or less)	—	(1.1)	I	(74.4)
Short-term debt (maturities of more than 90 days)
Proceeds	—	20.0	I	—
Payments	(17.5)	(2.5)	I	(259.2)
Financing fees paid	—	(5.0)	I	—
Proceeds from issuance of Preferred Stock (Note 1)	—	58.0	I	—
Proceeds from issuance of Common Stock (Note 1)	—	2.0	I	—
Dividends paid on Preferred Stock (Note 10)	(9.7)	—	I	—
Redemption of Preferred Stock (Note 10)	(44.6)	—	I	—
			I
Net cash provided/(used) by financing activities	(71.8)	71.4	I	(333.6)
			I
Effect of exchange rate changes on cash	5.6	(3.8)	I	6.0
			I
Net increase/(decrease) in cash and cash equivalents	26.8	140.0	I	(198.8)
Cash and cash equivalents at beginning of period	140.0	—	I	217.6
			I
Cash and cash equivalents at end of period	$166.8	$140.0	I	$18.8
			I

See accompanying notes to consolidated financial statements.

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Changes in Common Stockholders' Equity

(in millions, except number of shares)

Company:

Period from Inception (see Note 1) to December 31, 2002

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Total Common Stockholders' Equity
Balance as of Inception (see Note 1)	—	$—	$—	$—	$—	$—	$—
Common Stock issued	30,769,230		3.1				$3.1
Comprehensive income:
Net earnings				137.8			137.8
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					4.6		4.6
Minimum pension liability adjustment (Note 13)					(0.8)		(0.8)

Total comprehensive income							141.6

Balance at December 31, 2002	30,769,230	$—	$3.1	$137.8	$3.8	$—	$144.7

Year ended December 31, 2003

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Total Common Stockholders' Equity
Balance at January 1, 2003	30,769,230	$—	$3.1	$137.8	$3.8	$—	$144.7
Comprehensive income:
Net earnings				71.3			71.3
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					12.4		12.4
Minimum pension liability adjustment (Note 13)					0.8		0.8

Total comprehensive income							84.5

Restricted stock issued	4,067,180		0.4			(0.4)	—
Amortization of deferred compensation						0.1	0.1
Dividends paid on Preferred Stock				(9.7)			(9.7)

Balance at December 31, 2003	34,836,410	$—	$3.5	$199.4	$17.0	$(0.3)	$219.6

Predecessor:

Period from January 1 to July 31, 2002

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Common Stockholders' Equity
Balance at January 1, 2002	49,479,894	$75.4	$175.3	$602.1	$(130.7)	$(1,011.5)	$(289.4)
Comprehensive income:
Net loss				(832.2)			(832.2)
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					20.2		20.2
Minimum pension liability adjustment (Note 13)					(134.2)		(134.2)
Minimum pension liability adjustment related to Transaction					4.1		4.1
Assumption of pension plan by Pension Benefit Guaranty Corporation					183.7		183.7
Reclassification to net loss of cumulative translation loss related to sale of non-U.S. entities (Note 2)					56.8		56.8

Total comprehensive income							(701.6)

Compensation and stock incentive plans			3.3				3.3

Balance at July 31, 2002	49,479,894	$75.4	$178.6	$(230.1)	$(0.1)	$(1,011.5)	$(987.7)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Transaction

Company:

        On July 31, 2002, Polaroid Corporation, formerly known as OEP Imaging Operating Corporation ("Polaroid"), and certain of its subsidiaries, acquired substantially all of the domestic assets and businesses of Primary PDC, Inc., formerly named Polaroid Corporation ("Primary"), and its domestic subsidiaries and the capital stock of the foreign subsidiaries of Primary (the "Transaction"). On July 3, 2002, this purchase was approved by the United States Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court").

        To accomplish this transaction, One Equity Partners LLC ("OEP"), a private equity investment unit of Bank One Corporation, formed Polaroid Holding Company, formerly known as OEP Imaging Corporation ("Holding"), on March 25, 2002 ("Inception"), and Holding formed Polaroid on June 6, 2002. Both of these companies remained inactive from the date they were formed until the Transaction on July 31, 2002. As part of the Transaction, Holding assigned its rights to purchase the assets of Primary to Polaroid and certain of its subsidiaries.

        On July 31, 2002, to finance a portion of the asset purchase price, Holding issued OEP 580,000 shares of its Series A Preferred Stock (see Note 10) for $58.0 million and 20,000,000 shares of its common stock ("Common Stock") (see Note 11) for $2.0 million. This stock represented a 65% interest in Holding. The $60.0 million received by Holding from this stock issuance was contributed to Polaroid on July 31, 2002. Also, as of July 31, 2002, Holding and its consolidated subsidiaries (the "Company") borrowed $20.0 million under the term loan provision of its Credit Agreement (see Note 8).

        The asset purchase price consisted of: cash consideration of $255.0 million adjusted for approximately $58.2 million of cash payments primarily made by Primary to its creditors just prior to or at the closing; approximately $224.1 million of assumed liabilities; and stock of Holding valued at $32.3 million (see Notes 10 and 11) consisting of 10,769,230 shares of Common Stock and 312,300 shares of Series A Preferred Stock. The stock issued to Primary represented a 35% interest in Holding.

        As required under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") (see Note 2), the Company recorded the assets purchased and the liabilities assumed at fair value. As of July 31, 2002, the fair value of the assets purchased exceeded the cost of the acquisition. As required by SFAS 141, the fair value of most of the acquired property, plant and equipment and other non-current assets, except for financial assets, deferred tax assets or pension assets, was reduced by the amount of the excess, resulting in a zero carrying value for those assets.

        The following is a summary of the asset purchase from Primary and its domestic subsidiaries as of the date of the Transaction (in millions):

Assets and liabilities at fair value:
Cash	$201.1
Accounts receivable	81.4
Inventory	212.8
Other current assets	50.0
Non-current assets	39.1

Total assets purchased	584.4

Payable and accruals	130.7
Other current liabilities	45.4
Other non-current liabilities	48.0

Total liabilities assumed	224.1

Net assets purchased at fair value	360.3
Less extraordinary gain	122.6

Cost of acquisition	$237.7	(a)

(a)
The cost of the acquisition consists of the cash consideration of $196.8 million, including approximately $136.8 million of available cash in the acquired assets used to satisfy a portion of the purchase price, issuance of stock valued at $32.3 million and direct costs of $8.6 million.

        After the fair value adjustments noted above, the Company recognized the net excess of fair value of the assets purchased over the fair value of the liabilities assumed and stockholders' equity as an extraordinary gain of $122.6 million. This gain was based on all information available to the Company and was subject to adjustment over the year following the date of the Transaction, if additional information became available affecting the Transaction estimates.

        In 2003, as required under purchase accounting, the Company adjusted the fair value of certain of the assets acquired and the liabilities assumed in the Transaction based on additional information that became available within the year subsequent to the date of the Transaction. As a result, the Company decreased the estimated fair value of some of the assets held for sale by approximately $3.6 million and decreased the estimated fair value of certain of the assumed liabilities by approximately $6.2 million. The net of these adjustments of approximately $2.6 million was recorded as an extraordinary gain in 2003.

        In connection with the Transaction, the Company incurred approximately $8.6 million of professional fees and expenses, excluding financing fees, that were directly related to the Transaction. These fees and expenses were recorded as a component of the purchase cost. The professional fees and expenses included approximately $5.3 million paid to OEP for financial advisory services, and related expenses, performed in connection with the Transaction. In addition, the Company entered into a management agreement with OEP covering certain business and organizational strategy, and financial and investment management services. Under the agreement, OEP received a retainer of $0.6 million in 2003 and has the option to provide any transaction-related services for any acquisition, divestiture, financing or other transaction in which the Company may be involved for an additional fee.

        The Company's other accrued liabilities at December 31, 2003 and 2002 include $7.0 million of liabilities related to certain estate costs of Primary that are required to be paid by the Company to Primary under the asset purchase agreement, if certain conditions are met.

        Following the Transaction, Primary and its domestic subsidiaries continued to operate under the jurisdiction of the U.S. Bankruptcy Court. The financial information on those operations are not included in the financial statements included herein.

Predecessor:

        On October 12, 2001, as a result of declining cash flows from operations and other financing sources and the resulting inability to service its debt, Primary and twenty of its subsidiaries incorporated in the United States (the "Debtors") filed voluntary petitions for relief (the "Filing") under Chapter 11 of the Bankruptcy Code, in the U. S. Bankruptcy Court (jointly administered under case no. 01-10864) (see Note 2).

        Prior to the Filing, Primary and its consolidated subsidiaries, including its U.S. subsidiaries, (the "Predecessor") had conducted business operations worldwide. The subsidiaries of Primary incorporated outside of the United States were not included in the Filing. The Debtors continued to manage their properties and operate their business as "debtors-in-possession" under the jurisdiction of the U.S. Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

        Each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Filing, the creditors of the Debtors were precluded from collecting prepetition debts without the approval of the U.S. Bankruptcy Court. Certain prepetition liabilities were paid after obtaining the approval of the U.S. Bankruptcy Court, including certain wages and benefits of employees, insurance costs and payments to governmental agencies.

        As a result of the Filing, the Debtors incurred significant costs, including professional fees. These costs were expensed as incurred and were included in reorganization items in the consolidated statement of earnings (see Note 2). Under the asset purchase agreement for the Transaction, the Company is required to reimburse Primary for certain costs incurred by Primary, if certain conditions are met. As noted above, the Company had recorded liabilities of $7.0 million for these costs as of December 31, 2002. Under the terms of the asset purchase agreement related to the Transaction, the Company may also be required to purchase some of its stock that is held by Primary (see Note 11).

        There may be differences between the amounts at which liabilities were recorded in the Debtor's financial statements and the amount claimed by the creditors of the Debtors. Litigation, including significant litigation, may be required for the Debtors to resolve any such disputes.

        The accompanying audited consolidated financial statements of the Predecessor for the period from January 1 to July 31, 2002, have been prepared on a going-concern basis for comparative purposes.

        Effective for the second quarter of 2002, based on an evaluation of the available information on the expected proceeds and probability of the sale of substantially all of its domestic assets and businesses and the capital stock of its foreign subsidiaries, the Predecessor determined that the carrying value of most of its long-lived assets would not be recoverable. As a result, the Predecessor recognized a non-cash asset impairment charge of $329.9 million in its reorganization loss (see Note 2) in the second quarter of 2002. This charge represented the excess of the carrying value over the estimated fair value of its property, plant and equipment based on a probability weighted estimate of the expected future discounted cash flows relative to the net assets to be sold.

        The Predecessor recorded a loss on the Transaction of $213.5 million in its reorganization loss (see Note 2) in July 2002. Effective as of July 31, 2002, the Pension Guaranty Benefit Corporation ("PBGC") assumed the U.S. pension plan of the Predecessor. As a result, the Predecessor recognized a charge of $183.7 million related to a minimum pension liability cost that had been previously recorded in accumulated other comprehensive income in stockholders' equity (see Note 2). In the seven-month period ended July 31, 2002, the Predecessor recorded a cost of $41.7 milllion related to prepetition claims expected to be allowed by the U.S. Bankruptcy Court (see Note 2).

2.     Description of Business and Significant Accounting Policies

Description of Business:

Non-Comparability of Information:

        The terms Company and Predecessor as used in the accompanying consolidated financial statements and these notes have different meanings as described in Note 1. As a result of the Transaction (see Note 1), the accompanying consolidated financial statements of the Company are presented on a different basis from those of the Predecessor. Therefore, the consolidated financial statements of the Company and the Predecessor are not comparable.

Company:

        The Company designs, develops, manufactures, and markets instant and digital imaging products and related products. The Company's principal products are instant film and instant cameras, which are marketed worldwide. In addition to its principal products, the Company designs, develops, manufactures and/or markets photographic hardware accessories for the instant photography market. The Company's other products and services consist of eyewear, principally sunglasses, and secure identification systems for commercial applications. The Company is currently developing and test marketing hardware and media with applications in the instant digital printing market. The Company also licenses its brand and patents to third parties. The Company also performs contract manufacturing for third parties.

        The Company sells its products directly to and through mass merchandisers; food, drug, discount and department stores; photo retail and specialty stores; wholesalers; original equipment manufacturers; independent agents; retail outlets and distributors. The Company also markets brand licensing contracts to manufacturers of imaging, consumer electronics and other products and technology licensing contracts to manufacturers in chemical, photographic, electronic and other industries.

Predecessor:

        The Predecessor designed, developed, manufactured, and marketed instant and digital imaging products and related products. The Predecessor's principal products were instant film, instant and digital cameras, digital peripherals and secure identification systems with software and system solutions, which were marketed worldwide. In addition to its principal products, the Predecessor designed, developed, manufactured and/or marketed photographic hardware accessories for the instant photography market, conventional 35mm cameras and film and videotapes. The Predecessor's core instant photography business consisted of instant cameras and film. Its other core products consisted of digital cameras and other digital products, unique ID products, conventional 35mm cameras and film, videotapes, medical imaging products and eyewear, principally sunglasses.

        The Predecessor sold its products directly to and through mass merchandisers; food, drug, discount and department stores; photo retail and specialty stores; wholesalers; original equipment manufacturers; independent agents; retail outlets and distributors.

Accounting Principles:

        The Company's and the Predecessor's consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation:

        The Company's consolidated financial statements include the accounts of Holding and its domestic and foreign subsidiaries, all of which are either wholly owned or majority owned. The Predecessor's consolidated financial statements include the accounts of Primary and its domestic and foreign subsidiaries, all of which were either wholly owned or majority owned.

Basis of Presentation:

Company:

        The accompanying consolidated statements of earnings, cash flows and changes in common stockholders' equity of the Company for 2002 reflect the period from Inception (see Note 1) to December 31, 2002. The information in the Company's consolidated financial statements and related unaudited supplementary financial information (see Note 17) has been restated to give effect to a ten (10) for one (1) stock split of the outstanding shares of Common Stock and Preferred Stock of Holding that took effect on July 24, 2003.

Predecessor:

        The financial statements of the Predecessor included herein are presented in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7") which does not change the application of accounting principles generally accepted in the United States of America in the preparation of financial statements. However, it does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

        Under SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that could be directly associated with the reorganization and restructuring of the business were reported by the Predecessor separately as reorganization items in the consolidated statements of earnings. During the reorganization period, the Predecessor's balance sheet distinguishes prepetition liabilities subject to compromise from those that are postpetition liabilities. Liabilities that could be affected by a reorganization plan are reported at the amounts expected to be allowed, even if they might be settled for lesser amounts. For the period from January 1 to July 31, 2002, the reorganization loss was as follows (in millions):

Predecessor
Period from January 1 to July 31, 2002
Asset impairment loss (see Note 1)	$329.9
Loss on Transaction (see Note 1)	213.5
Charge related to assumption of U.S. pension plan by PBGC	183.7
Prepetition claims cost	41.7
Professional fees and expenses	13.3
Gains on asset sales	(9.5)
Interest income, postpetition	(1.3)

Total reorganization loss	$771.3

        Approximately $7 million of professional fees in the reorganization loss of the Predecessor were paid out in cash in the period from January 1 to July 31, 2002.

        As a result of the Filing and pursuant to SOP 90-7, the Predecessor was required to segregate prepetition liabilities that were subject to compromise and report them separately on its balance sheet. Liabilities that may be affected by a plan of reorganization were recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. The Debtors' prepetition debt, in default, was classified within liabilities subject to compromise.

        As a result of the Filing, all existing debts, liabilities and obligations (collectively, the "Prepetition Liabilities") of the Debtors matured and became due and payable and all acts to collect Prepetition Liabilities and to enforce other prepetition contractual obligations of the Debtors were stayed except for certain employee related obligations, certain obligations to critical vendors, and certain other obligations as determined by the U.S. Bankruptcy Court.

        The U.S. Bankruptcy Court established May 31, 2002 as the bar date for all claims against the Predecessor. A bar date is the date by which claims against the Predecessor must be filed if the claimants wish to participate in any distribution in the Chapter 11 case. Approximately 9,050 proofs of claim totaling approximately $6.0 billion alleging a right to payment from the Predecessor have been filed with the U.S. Bankruptcy Court in response to the bar date, which are discussed below. The U.S. Bankruptcy Court will ultimately determine liability amounts that will be allowed as part of the Chapter 11 process.

        Of the approximately 9,050 proofs of claim filed with the U.S. Bankruptcy Court, approximately 2,480 proofs of claim totaling approximately $1.0 billion have been allowed by the U.S. Bankruptcy Court and have been recorded by the Predecessor as Prepetition Liabilities as of July 31, 2002 in accordance with SOP 90-7.

        In its ongoing review of the filed claims, the Predecessor has identified and successfully objected to approximately 6,420 claims totaling approximately $4.9 billion which have been either withdrawn or expunged and will be disallowed, unless the U.S. Bankruptcy Court order that expunged the claims is later vacated in connection with a specific claim or unless a withdrawn claim is reinstated. These claims were primarily duplicate filings, claims that were subsequently amended, or claims which could not be supported. However, because the U.S. Bankruptcy Court may still vacate the prior ruling to expunge, or a claimant may reinstate a withdrawn claim, the Predecessor has not yet determined that the likelihood of acceptance of each claim is remote. Further, the Predecessor is presently unable to estimate the value of claims which may ultimately be allowed, if any, from this category of claims.

        There are an additional approximately 150 claims totaling approximately $139 million which are outstanding or pending resolution. Such claims are presently being reviewed by the Predecessor and either reconciliation or negotiation of a settlement is ongoing. These claims are considered to be reasonably possible of allowance. Based on its assessment of the range of allowed amounts of these claims, the Predecessor estimated the allowed amount of these claims to be approximately $8.0 million, which has been recorded by the Predecessor as Prepetition Liabilities as of July 31, 2002 in accordance with SOP 90-7.

        The Predecessor continues to evaluate claims filed in the Chapter 11 case, and has recorded liability amounts for claims whose value can be reasonably estimated and which it believes are probable of being allowed by the U.S. Bankruptcy Court. During the period from January 1 to July 31, 2002, the Predecessor recorded a net charge of $41.7 million to increase its reserve in connection with the estimated value of allowed claims. At this time, it is not possible to reasonably estimate the value of all the claims that will ultimately be allowed by the U.S. Bankruptcy Court. However, it is likely that the value of claims ultimately allowed by the U.S. Bankruptcy Court will be different from the amounts recorded by the Predecessor as of July 31, 2002 and the amounts of any additional claims allowed by the U.S. Bankruptcy Court could be material to the Predecessor's financial position and results of operations.

Use of Estimates:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the management of the Company and required the management of the Predecessor to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

        The Company considers and the Predecessor considered all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Derivatives:

        The Company did not have any derivative instruments at December 31, 2003 or 2002. As of January 1, 2002 the Predecessor had currency option contracts which were not designated as hedges and were marked to market monthly until the contracts expired in the period from January 1 to July 31, 2002. The amounts recorded by the Predecessor related to these contracts in the period from January 1 to July 31, 2002 were not material to its results of operations.

Inventories:

        Inventories of the Company are valued and those of the Predecessor were valued on a first-in, first-out basis at the lower of cost or market value, not in excess of net realizable value.

Income Taxes:

        The Company's provision for income taxes includes and the provision for income taxes of the Predecessor included amounts currently payable or recoverable and deferred taxes. Deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

        Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made by the Company and was made by the Predecessor only on those amounts in excess of the funds considered to be permanently reinvested. No provision for U.S. income taxes has been made on the undistributed earnings of foreign subsidiaries of the Company or the Predecessor as those amounts are for the Company and were for the Predecessor considered to be permanently reinvested.

Property, Plant and Equipment:

        Property, plant and equipment of the Company purchased since the Transaction are and the property, plant and equipment of the Predecessor were stated at cost less accumulated depreciation. (See Note 1 for information on the valuation of the property, plant and equipment purchased by the Company on July 31, 2002.) The estimated useful lives for financial reporting of the Company assets are and the Predecessor's assets were 20-40 years for buildings and 3-15 years for machinery and equipment.

Long-Lived Assets:

        The Company evaluates and the Predecessor evaluated long-lived assets and certain identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying value of those assets may not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Company evaluates and the Predecessor evaluated the recoverability of long-lived assets to be held and used by estimating the undiscounted future cash flows associated with the expected use and eventual disposition of those assets and compares that amount to the carrying value of those assets. When these comparisons indicate that the carrying values of those assets are greater than the respective undiscounted future cash flows, the Company recognizes and the Predecessor recognized an impairment loss for the amount by which the carrying value exceeds the fair value.

        The Company evaluates and the Predecessor evaluated the recoverability of long-lived assets to be disposed of, whether by sale or abandonment, by comparing the carrying value of those assets to their estimated fair value less costs to sell them. If the carrying value of assets to be disposed of exceeds the respective fair value less expected costs to sell, the Company recognizes and the Predecessor recognized an impairment loss for the amount of that excess. The provisions of SFAS 144 were effective as of January 1, 2002. Effective for the second quarter of 2002, the Predecessor recognized a non-cash asset impairment charge of $329.9 million in its reorganization loss in connection with the sale anticipated in the Transaction (see Note 1).

Patents and Trademarks:

        The costs of patents and trademarks developed by the Company are expensed as incurred. Those acquired by the Company in the Transaction were not valued in the Company's consolidated balance sheet (see Note 1). Patents and trademarks of the Predecessor were valued in its consolidated balance sheet at $1.

Foreign Currency Translation:

        Most of the Company's subsidiaries outside the United States use and most of the Predecessor's subsidiaries outside the United States used the local currency as the functional currency. Amounts recognized by the Company and the Predecessor in the financial statements related to foreign currency translation were determined using the principles of SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in foreign functional currencies are translated by the Company and were translated by the Predecessor at the exchange rate as of the balance sheet date. Translation adjustments for the Company are and those for the Predecessor were recorded in accumulated other comprehensive income, a separate component of stockholders' equity. Revenues, costs and expenses denominated in foreign functional currencies for the Company are and those for the Predecessor were translated at the weighted average exchange rate for the period. The U.S. dollar is the functional currency for subsidiaries in highly inflationary economies for the Company and was the functional currency for subsidiaries in highly inflationary economies for the Predecessor.

        Foreign exchange transaction losses of approximately $8.3 million in 2003 and approximately $3.3 million for the period from Inception (see Note 1) to December 31, 2002 for the Company, and approximately $8.1 million for the period from January 1 to July 31, 2002 for the Predecessor, resulting from the remeasurement to the functional currency from the currency in which the transaction was denominated, were reported in other income and expense. In addition, the Company liquidated certain of its non-U.S. subsidiaries during 2003. As a result, it recognized in other income a net of approximately $7.1 million related to foreign currency translation gains that had been previously recorded in accumulated other comprehensive income. In July 2002, the Predecessor recognized in its net loss on the Transaction (see Note 1) approximately $56.8 million of foreign currency translation losses related to its foreign subsidiaries that were sold. These losses had been previously reported in accumulated other comprehensive income.

Accumulated Other Comprehensive Income:

Company:

        The Company reports comprehensive income in its consolidated statement of changes in common stockholders' equity. Accumulated other comprehensive income as of December 31, 2003 consisted of unrealized foreign currency translation adjustments of $17.0 million. Accumulated other comprehensive income as of December 31, 2002 consisted of foreign currency translation adjustments of $4.6 million offset by an additional minimum pension liability cost of $0.8 million. There were no tax effects associated with the amounts recorded in accumulated other comprehensive income at December 31, 2003 and 2002. For 2003, the $12.4 million foreign currency translation adjustment recognized in comprehensive income was net of reclassification adjustments of $7.1 million for foreign currency translation gains recognized in other income related to the liquidation of certain non-U.S. subsidiaries during 2003.

Predecessor:

        The Predecessor reported comprehensive income in its consolidated statement of changes in common stockholders' equity. Accumulated other comprehensive income as of July 31, 2002 consisted of $0.1 million of unrealized losses on investments. There was no tax effect associated with this amount at July 31, 2002. In connection with the Transaction, the Predecessor sold the capital stock of its foreign subsidiaries. As a result, it recognized a non-cash charge of $4.1 million in its reorganization loss for a minimum pension liability cost related to a non-U.S. pension plan that was previously recorded in accumulated other comprehensive income. Effective July 31, 2002, the Predecessor's U.S. pension plan was assumed by the PBGC. As a result, the Predecessor recognized a charge of $183.7 million in its reorganization loss for a minimum pension liability cost related to its U.S. pension plan that was previously recorded in accumulated other comprehensive income in stockholders' equity. As a result of the Transaction, the Predecessor recognized $56.8 million of foreign currency translation losses in its reorganization loss (see Note 1) in July 2002. These losses were previously recorded in accumulated other comprehensive income in stockholders' equity and related to its foreign subsidiaries that were sold.

Revenue Recognition:

        The Company recognizes and the Predecessor recognized net sales when all of the following criteria have been met: evidence exists that the customer is bound to the transaction; the product has been shipped and title has passed to the customer; the sales price to the customer has been fixed or is determinable; and collectability of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are recognized as net sales. To arrive at net sales, the Company records and the Predecessor recorded reductions to net sales for the cost of programs offered to customers that include cash and volume discounts, promotional, cooperative and other advertising allowances, and other fees and coupons. The Company recognizes and the Predecessor recognized the liability for these programs at the time the related net sales are or were recorded. The Company determines and the Predecessor determined the cost of these programs based on the terms of the programs, estimated using historical experience, and internal and customer data. The Company adjusts and the Predecessor adjusted net sales for the cost of price protection programs associated with customer inventories at the time it can reasonably estimate this cost.

Allowance for Doubtful Accounts:

Company:

        The Company reviews the allowance for doubtful accounts on a regular basis and this allowance is based on a variety of factors including: individual account risk profiles which consider customer credit ratings and financial condition reviews; a review of individual accounts receivable aging; and new information that becomes available on specific customers, economic trends and changes in customer payment terms.

Predecessor:

        The Predecessor's allowance for doubtful accounts was reviewed on a regular basis and was based on a variety of factors including an analysis of the aging of its accounts receivable, a review of individual accounts receivable, historical bad debts and allowances, concentration of accounts receivable by customer, customer credit ratings and financial condition reviews, and new information that became available on specific customers, economic trends and changes in customer payment terms.

Shipping and Handling Costs:

        The Company's shipping and handling costs are and those of the Predecessor were recorded in marketing expenses. These costs were approximately $14.9 million in 2003 and approximately $11.9 million in the period from Inception (see Note 1) to December 31, 2002 for the Company, and approximately $11.3 million in the period from January 1 to July 31, 2002 for the Predecessor.

Advertising Costs:

        The Company expenses and the Predecessor expensed the cost of advertising in the year incurred in accordance with American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs.

Stock-based Compensation:

        The Company accounts and the Predecessor accounted for stock-based compensation under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provides disclosure related to its stock-based compensation under the provisions of SFAS 123, and for the Company, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). The Company recognizes and the Predecessor recognized the cost of fixed stock award plans on a straight-line basis over the vesting period.

Predecessor:

        If compensation cost for the Predecessor's fixed stock option awards (see Note 12) had been determined based on fair value at grant date for awards under the plans consistent with FAS 123, the Predecessor's net loss and basic and diluted loss per common share would have been changed to the pro forma amounts as follows (in millions except per share amounts):

Period from January 1 to July 31, 2002
Net loss:
As reported	$(832.2)
Pro forma	(832.3)
Basic loss per share:
As reported	(16.82)
Pro forma	(16.82)
Diluted loss per share:
As reported	(16.82)
Pro forma	(16.82)

Earnings Per Common Share:

        The Company's basic earnings per common share is and the basic loss per common share of the Predecessor was computed by dividing net earnings or loss by the weighted average number of common shares outstanding for each company for the respective periods. Diluted earnings per common share for the Company is and diluted loss per common share for the Predecessor was calculated by adjusting the weighted average number of common shares outstanding for the respective periods to assume that all potentially dilutive shares were issued.

        The numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the reported net earnings of the Company and the reported net loss of the Predecessor were as follows (in millions, except per share and share amounts):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Earnings/(loss) before extraordinary gain	$68.7	$15.2	I	$(832.2)
Less: dividends on Preferred Stock	7.0	3.0	I	—
			I
Earnings/(loss) before extraordinary gain available to common stockholders	61.7	12.2	I	(832.2)
Extraordinary gain	2.6	122.6	I	—
			I
Net earnings/(loss) available to common stockholders	$64.3	$134.8	I	$(832.2)
Weighted average number of common shares outstanding used for basic earnings/(loss) per common share	30,769,230	30,769,230	I	49,479,894
Weighted average number of potentially dilutive restricted common shares outstanding	870,566	—	I	—
			I
Weighted average number of common shares outstanding used for diluted earnings/(loss) per common share	31,639,796	30,769,230	I	49,479,894
Basic earnings/(loss) per common share:			I
Earnings/(loss) before extraordinary gain	$2.01	$0.40	I	$(16.82)
Extraordinary gain	$0.08	$3.98	I	—
Net earnings/(loss)	$2.09	$4.38	I	$(16.82)
Diluted earnings/(loss) per common share:			I
Earnings/(loss) before extraordinary gain	$1.95	$0.40	I	$(16.82)
Extraordinary gain	$0.08	$3.98	I	—
Net earnings/(loss)	$2.03	$4.38	I	$(16.82)

        The calculation of diluted loss per share of the Predecessor in the period from January 1 to July 31, 2002 did not include the effects of outstanding options for shares of Common Stock totaling 0.3 million because the effect was anti-dilutive.

New Accounting Standards:

Company:

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. The Company adopted SFAS 143 effective January 1, 2003 and this adoption did not have a material effect on its financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145") which, among other things, rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required all gains and losses from the extinguishment of debt to be classified as extraordinary items, and amends SFAS No. 13, Accounting for Leases, to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 effective January 1, 2003, and this adoption did not have a material impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, that is when it meets the definition of a liability in the FASB's conceptual framework, rather than at the date of a commitment to an exit or disposal plan. SFAS 146 establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003, and this adoption did not have a material impact on its financial condition or results of operations.

        In December 2002, the FASB issued SFAS 148, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change by an entity to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The disclosures under SFAS 148 are intended to improve the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies, regardless of the accounting method used, by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. Under SFAS 123, the Company is required to make pro forma disclosures only in annual financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others ("FIN 45"). FIN 45 requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003, and this adoption did not have a material impact on its financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 requires the identification of the Company's participation in variable interest entities (VIE). FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Under this new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company is currently evaluating the effect, if any, the provisions of Fin 46 will have on its financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 149 has multiple effective date provisions depending on the nature of the amendments to SFAS 133, including one for contracts entered into or modified after June 30, 2003. The Company adopted SFAS 149 in 2003 and this adoption did not have a material effect on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company adopted SFAS 150 in 2003 and this adoption did not have a material effect on its financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132 Revised") which revises employers' disclosures about pension plans and other postretirement benefit plans. SFAS 132 Revised does not change the measurement or recognition of those plans. SFAS 132 Revised retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132 Revised is effective for fiscal years ending after December 15, 2003, and for interim periods beginning after December 15, 2003. The Company adopted SFAS 132 Revised in 2003 and this adoption did not have a material effect on its financial position or results of operations.

Predecessor:

        In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products ("EITF 00-25"), which addresses the statement of earnings classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain payments made to customers related to promotions that were previously classified as marketing expenses be classified as reductions to net sales. The adoption of EITF 00-25 had no impact on the Predecessor's profit from operations or net earnings. The Predecessor adopted EITF 00-25 effective January 1, 2002.

        In November 2001, the EITF reached a consensus on Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-09"). EITF 01-09 codifies and reconciles the issues in EITF 00-14, EITF 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" and EITF 00-25 provides guidance with respect to the statement of earnings classification of and the accounting for recognition and measurement of consideration given by a vendor to a customer, which includes sales incentive offers labeled as discounts, coupons, rebates and free products or services as well as arrangements labeled as slotting fees, cooperative advertising and buydowns. Effective January 1, 2002, the Predecessor adopted the provisions of EITF 01-09. The adoption of EITF Issue No. 01-09 did not have a material impact on the Predecessor's financial condition or results of operations.

        In October 2001, the FASB issued SFAS 144, which addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, but retains many of the fundamental provisions of SFAS 121. SFAS 144 also supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30") for the disposal of a segment of a business. However, SFAS 144 retains the requirements of APB 30 to report discontinued operations separately and extends that reporting requirement to components of an entity that have either been disposed of or are classified as held for sale. SFAS 144 excludes goodwill and other intangibles from its scope.

        For assets to be held and used, SFAS 144 addresses how cash flows should be estimated to test the recoverability of an asset or group of assets, clarifies how an impairment loss should be allocated, and creates a requirement to use an expected present value technique to estimate fair value if market prices are not available and uncertainties exist about the timing and amount of future cash flows. For long-lived assets to be disposed of by sale, SFAS 144 establishes the criteria to be met to qualify for this classification, defines the timing of when the related sale must be consummated, eliminates the net realizable value measurement approach for segments of a business and certain acquired assets in a business combination, and defines costs to sell the asset. The provisions of SFAS 144 were effective as of January 1, 2002, and were generally to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Predecessor's financial position or results of operations. Effective for the second quarter of 2002, the Predecessor recognized a non-cash asset impairment charge of $329.9 million in its loss from operations (see Note 1).

Reclassifications:

        Certain prior year information of the Company and the Predecessor has been reclassified to conform with current year presentations.

3.     Supplemental Information

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
(in millions):			I
Research, engineering and development costs	$37.8	$13.2	I	$21.4
Advertising costs	$47.6	$25.7	I	$24.1
Cash payments for interest and income taxes:			I
Interest	$1.6	$1.1	I	$2.4
Income taxes	$24.8	$2.3	I	$1.8

Company:

        In 2003, the Company recorded non-cash items of approximately $4.0 million in cash flow from operating activities, which primarily related to foreign exchange adjustments. In the period from Inception (see Note 1) to December 31, 2002, the Company recorded non-cash items of approximately $5.4 million in cash flow from operating activities, which primarily related to exchange adjustments. In addition, the Company's non-cash financing activities in the period from Inception (see Note 1) to December 31, 2002, consisted of the issuance of shares of the Company's preferred and common stock valued at approximately $31.2 million and approximately $1.1 million, respectively, as part of the Transaction.

Predecessor:

        In the period from January 1 to July 31, 2002, the Predecessor recorded a non-cash reorganization loss of $759.3 million that consisted of an asset impairment loss of $329.9 million (see Note 1), a non-cash loss on the Transaction of $213.5 million, a charge of $183.7 million related to the assumption of its U.S. pension plan by the PBGC, prepetition claims costs of $41.7 million and gains on asset sales of $9.5 million (see Note 2). Other non-cash items in this period were $19.4 million and consisted primarily of a pension curtailment cost of $12.1 million, a pension settlement loss of $11.1 million (see Note 13), partially offset by a curtailment credit of $12.1 million that was based on the termination of participants under the Predecessor's postemployment benefits coverage (see Note 13) as a result of the Transaction.

Other Non-current Assets:

        As of December 31, 2003, the Company had approximately $34.4 million of other non-current assets, which included approximately $11.2 million to fully collateralize letters of credit and performance bonds. Approximately $8.2 million of those assets represented cash deposits that fully collateralize letters of credit related to performance clauses in a lease for manufacturing facilities located in Waltham, Massachusetts that was assumed by the Company as part of the Transaction (see Note 1). In addition, other non-current assets included approximately $16.6 million in prepaid expenses related to certain non-U.S. pension plans (see Note 13) and approximately $3.4 million of restricted cash of certain non-U.S. subsidiaries, primarily for required deposits related to import duties.

        As of December 31, 2002, the Company had approximately $36.9 million of other non-current assets, which included approximately $15.2 million for cash deposits that fully collateralize letters of credit and a note that were related to performance clauses in a lease for manufacturing facilities located in Waltham, Massachusetts that was assumed by the Company as part of the Transaction (see Note 1). In addition, other non-current assets included approximately $15.1 million in prepaid expenses related to certain non-U.S. pension plans (see Note 13) and approximately $3.2 million of restricted cash of certain non-U.S. subsidiaries, primarily for required deposits related to import duties.

Real Estate Joint Venture Distribution:

Company:

        In 2003, and the period from Inception (see Note 1) to December 31, 2002, the Company received distributions of approximately $2.8 million and approximately $1.0 million, respectively, from an interest in a real estate joint venture for the development of certain real estate in Cambridge, Massachusetts, which had been acquired by the Company in the Transaction. These distributions were recorded in other income.

Predecessor:

        In the period from January 1 to July 31, 2002, the Predecessor received a distribution of approximately $3.0 million from a real estate joint venture that was developing real estate in Cambridge, Massachusetts. This distribution was recorded in other income.

Assets Held for Sale:

        In connection with the Transaction, the Company made the decision to sell approximately $26.8 million of property, plant and equipment representing the estimated fair value, less cost to sell, of certain underutilized real estate, primarily in the Global Manufacturing and International Region segments, and therefore, these assets were designated as held for sale (see Note 1). This amount was recorded as a current asset as of July 31, 2002, since the Company expected to recover these carrying values within the twelve months following the Transaction. In November 2002, the Company sold certain of its assets classified as held for sale for the carrying value of those assets of approximately $1.4 million.

        In 2003, the Company decreased the estimated fair value of certain of the assets held for sale by approximately $3.6 million (see Note 1) and sold certain of its assets classified as held for sale, including its manufacturing facility located in Norwood Massachusetts, for cash proceeds of approximately $18.3 million. The carrying value of the assets sold was approximately $17.6 million. Because the Company leased back more than a minor portion of the Norwood property, it was required to defer the net gain on the sale of approximately $0.5 million which it will recognize ratably over the seven year term of the lease as a reduction of lease expense. Approximately $12.0 million of the proceeds from the sale of the Norwood property was recorded in other current assets at December 31, 2003 and deposited with a third party to be used for qualified like-kind property exchanges that are required to be completed within 180 days of the sale of this property. Any remaining funds in this deposit at the end of the 180 day period will be returned to the Company. Under the terms of the sale agreement, the Company was also required to deposit approximately $2.1 million of the proceeds in escrow as security for the Company's performance related to a third party lease that was assumed by the buyer. This deposit was recorded in other current assets. Portions of this escrow will be released to the Company as lease payments are made by the third party.

        The carrying value of the Company's held for sale assets was approximately $4.2 million at December 31, 2003. During 2003, the Company reduced the carrying value of these assets by approximately $1.0 million to reflect lower market values. At December 31, 2003, the Company was still actively marketing these properties.

Asset Sales:

        In the first quarter of 2002, with the approval of the U.S. Bankruptcy Court, the Predecessor sold its Polaroid Digital Solutions, Inc. assets for $4.5 million and recognized a gain on this sale of approximately $4.7 million that was recorded as a reduction of its reorganization loss. Also in this period, with the approval of the U.S. Bankruptcy Court, the Predecessor sold assets and recorded the gain on these sales of approximately $0.8 million as a reduction of its reorganization loss. In July 2002, the Predecessor sold certain property in the U.K., previously used for administrative space, for net proceeds of approximately $6.4 million and recorded a gain on this sale of approximately $3.9 as a reduction of its reorganization loss.

Other Business Risks:

        The Company's instant film and camera manufacturing capacity is concentrated in facilities in Europe and the Far East, respectively. It is considered at least reasonably possible that the use of a facility located outside of the Company's home country could be disrupted in the near term. Due to the specialized nature of certain assets located at these facilities, it would not be possible to find replacement capacity quickly. Accordingly, the loss of either of these facilities would have a materially adverse impact on the Company.

4.     Restructuring and Other Charges

Company:

        The following table summarizes the Company's reserves established for restructuring and other charges (in millions):

	Severance	Exit Costs		Total
Assumed liabilities in Transaction	$4.3		$—	$4.3
New liabilities of Company as of date of Transaction	4.0		—	4.0
Restructuring and other charges	4.9		0.2	5.1
Cash payments	(4.6)		—	(4.6)

Balance at December 31, 2002	$8.6	$	..2	$8.8
Restructuring and other charges	4.7		—	4.7
Cash payments	(10.8)		(0.2)	(11.0)

Balance at December 31, 2003	$2.5		—	$2.5

        In 2003, as part of the Company's plan to reduce costs and streamline operations, it recorded restructuring and other charges of approximately $4.7 million. These charges were allocated to the non-segment Corporate category and represented a charge for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, non-U.S. operations in Global Manufacturing and certain non-segment Corporate operations (see Note 15 for more information on the Company's business segments). These reductions were the result of management's continuing assessment of the Company's operations and are intended to further streamline operations and improve profitability by consolidating marketing and manufacturing facilities. The strategic objective of these reductions was to reduce the cost of selling and manufacturing the Company's products; to improve business processes; to improve financial performance; and to improve the Company's global business operations. The cash payments under these programs, some of which are paid as a stream of payments, are expected to be substantially completed by the end of 2004.

        In connection with the Transaction, the Company recorded a liability for compensation and benefits of approximately $8.3 million, which included approximately $4.3 million for severance payments under assumed liabilities of Primary and its foreign subsidiaries. This liability also included approximately $4.0 million for severance payments to approximately 350 employees terminated under several non-U.S. severance programs, primarily in Global Manufacturing, as part of the Company's plan to downsize or exit certain activities that were begun as of the date of the Transaction (see Note 1). These programs were completed within the twelve-month period following the date of the Transaction. As of December 31, 2002, approximately $4.6 million of cash payments had been made against this liability with the remaining payments substantially completed by the end of the third quarter of 2003.

        In December 2002, as part of its continuing plan to reduce costs and streamline operations, the Company recorded a restructuring and other charge of $5.1 million. This charge was allocated to the non-segment Corporate category and consisted of a charge of approximately $4.9 million for involuntary severance programs intended to downsize and consolidate certain sales and marketing and non-U.S. operations in Global Manufacturing. These reductions were the result of management's assessment of the Company's operations and were intended to streamline operations and to improve profitability by consolidating marketing and manufacturing facilities. The strategic objective of these reductions was to reduce the cost of selling and manufacturing the Company's products; to improve business processes; to improve financial performance; and to improve the Company's global business operations. In addition, the restructuring and other charges in December 2002 included a charge of approximately $0.2 million primarily for exit costs related to marketing subsidiaries that were closed.

        The restructuring charges recognized in December 2002 related to approximately 120 employees (approximately 35% from the International Region and approximately 65% from Global Manufacturing) who were expected to leave the Company over the twelve months following December 2002. No cash payments were made as of December 31, 2002, related to the charges recognized in December 2002. The cash payments under these programs were substantially completed by the end of 2003.

Predecessor:

        The following table summarizes the Predecessor's reserves established for restructuring and other charges (in millions):

	Severance	Asset Impairments/ Exit Costs	Total
Balance at January 1, 2002	$25.2	$—	$25.2
Restructuring and other charges	8.5	8.1	16.6
Reversal of restructuring charges	(4.0)	—	(4.0)
Non-cash charges and reclassifications	(10.9)	(8.1)	(19.0)
Cash payments	(14.5)	—	(14.5)

Balance at July 31, 2002	$4.3	$—	$4.3

        In the period from January 1 to July 31, 2002, the Predecessor recorded a net of approximately $12.6 million of restructuring and other charges of which approximately $8.5 million was recorded primarily to adjust certain existing reserves and to further reduce overhead costs and realign its resources. Under this program, approximately 225 sales and marketing employees left the Predecessor, primarily from the International Region. In addition, the Predecessor made approximately $14.5 million of cash payments under the program during this period and reversed approximately $4.0 of severance reserves that the Predecessor determined were no longer required. The Predecessor's severance reserve included approximately $10.9 million of severance liabilities that were classified as prepetition liabilities. As part of the Transaction, the Company assumed $4.3 million of the remaining reserve for the Predecessor's severance program.

        In addition, the restructuring and other charges recorded by the Predecessor in the period from January 1 to July 31, 2002 included approximately $3.8 million related to an impairment charge related to the Predecessor's marketing operations that were exited, approximately $2.9 million of costs related to internal use software that was no longer required to support certain marketing activities, approximately $0.6 million for exit costs and approximately $0.8 million of fixed asset write-offs primarily related to a number of non-U.S. activities that were exited. The exit costs were substantially paid by the Predecessor as of July 31, 2002.

5.     Financial Instruments

        The Company generates and the Predecessor generated a substantial portion of their revenues in international markets, which subjects the Company's and subjected the Predecessor's operations and cash flows to currency exchange rate fluctuations. The ability to counteract currency exchange rate movement of the Company is and of the Predecessor was primarily dependent on pricing and sourcing of products and services in local markets. The Company has and the Predecessor had limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange rate fluctuations. The Company did not purchase any derivative instruments in 2003 or in the period from Inception (see Note 1) to December 31, 2002. The Predecessor did not purchase any derivative instruments in the period from January 1 to July 31, 2002.

Fair Value:

        The carrying amounts of cash, cash equivalents, trade accounts receivable, short-term debt and trade accounts payable of the Company approximate and of the Predecessor approximated fair value because of the short maturity of these financial instruments. The Company's other assets include investments in financial assets, which were recorded at fair value as of the date of the Transaction.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect estimates.

Concentration of Credit Risk:

        The Company places and the Predecessor placed temporary cash investments in highly rated financial instruments. The Company primarily places these investments in the financial institutions of its lenders as required under its Credit Agreement (see Note 8).

        The Company markets and the Predecessor marketed a substantial portion of their products to customers in the retail industry, a market in which a number of companies are highly leveraged. The Company evaluates and the Predecessor evaluated the credit risk of these customers regularly and the

Company believes and the Predecessor believed that their allowances for doubtful accounts relative to trade accounts receivable are and were adequate, respectively.

6.     Income Taxes

        An analysis of income tax expense/(benefit) follows (in millions):

Company:

	Current	Deferred	Total
Year ended December 31, 2003:
Federal	$8.0	$7.3	$15.3
State	0.9	—	0.9
Foreign	4.7	2.0	6.7

Total	$13.6	$9.3	$22.9

Period from Inception (see Note 1) to December 31, 2002:
Federal	$10.4	$(10.0)	$0.4
State	0.7	—	0.7
Foreign	(0.4)	6.2	5.8

Total	$10.7	$(3.8)	$6.9

Predecessor:

	Current	Deferred	Total
Period from January 1 to July 31, 2002:
Federal	$—	$—	$—
State	(0.6)	—	(0.6)
Foreign	2.1	11.4	13.5

Total	$1.5	$11.4	$12.9

        Deferred tax assets and deferred tax liabilities result from future tax benefits and expenses related to the difference between the tax basis of assets and liabilities and the amounts reported in the financial statements. The netting of deferred tax assets, deferred tax liabilities, and valuation allowances reflected on the consolidated balance sheet of the Company resulted in a net deferred tax asset of $3.1 million and $12.4 million at December 31, 2003 and 2002, respectively. All domestic tax assets and tax liabilities of the Predecessor as of the date of the Transaction remained with the Predecessor. The significant components of the amounts shown on the Company's consolidated balance sheet as of December 31 are as follows (in millions):

	Company
	2003	2002
Deferred tax assets:
Property, plant and equipment and trademarks	$18.0	$28.5
Inventory	10.1	7.9
Compensation and benefits	3.9	6.2
Loss and credit carryforwards	30.8	34.1
All other	3.0	7.2

	65.8	83.9
Valuation allowance	(49.5)	(64.9)

Total deferred tax assets	16.3	19.0
Deferred tax liabilities:
Property, plant and equipment and trademarks	9.7	3.9
Compensation and benefits	2.7	2.0
All other	0.8	0.7

Total deferred tax liability	13.2	6.6

Net deferred tax asset	$3.1	$12.4

        As of December 31, 2003, the Company's net deferred tax asset of $3.1 million included approximately $14.4 million of deferred taxes in other current assets and approximately $1.9 million of non-current deferred tax assets. These amounts were offset by approximately $13.2 million of deferred tax liabilities in other non-current liabilities.

        As of December 31, 2002, the Company's net deferred tax asset of $12.4 million included approximately $13.2 million of deferred taxes in other current assets and approximately $5.8 million of non-current deferred tax assets. These amounts were offset by approximately $0.4 million deferred tax liabilities in other current liabilities and approximately $6.2 million of deferred tax liabilities in other non-current liabilities.

        The Company had a valuation allowance of approximately $64.9 million at December 31, 2002 primarily associated with foreign deferred taxes. In 2003, the Company decreased its valuation allowance by approximately $15.4 million for the deferred taxes associated with its foreign deferred tax assets. The valuation allowances were recorded since the Company determined that it was considered more likely than not that the majority of these deferred tax assets will not be realized over a reasonable period of time.

        The Company does not have an alternative minimum tax carryover.

        The domestic and foreign components of the Company's and the Predecessor's earnings/ (loss) before extraordinary gain and income tax expense follows (in millions):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Domestic	$45.9	$(1.8)	I	$(490.9)
Foreign	45.7	23.9	I	(328.4)
			I
Total	$91.6	$22.1	I	$(819.3)
			I

        A reconciliation of differences between income tax expense/(benefit) computed at the statutory U.S. federal income tax rate (35% for 2003 and 2002) and the reported income tax expense follows (in millions):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July, 31, 2002
Income tax expense/(benefit) at U.S. statutory rate	$32.1	$7.7	I	$(206.2)
State taxes	0.6	0.4	I	(0.4)
Nondeductible expenses/(nontaxable income)	(5.2)	0.1	I	0.2
Tax benefit not expected to be realized	—	—	I	205.8
Tax (benefit)/ expense resulting from foreign activities	(7.7)	(1.1)	I	13.5
Other	3.1	(0.2)	I	—
			I
Reported income tax expense	$22.9	$6.9	I	$12.9
			I

        Undistributed earnings of the Company's foreign subsidiaries are held for reinvestment in overseas operations. These undistributed earnings amounted to approximately $404.4 million as of December 31, 2003. U.S. income taxes may be due upon remittance of these earnings. However, the Company intends to indefinitely reinvest these earnings in its foreign subsidiaries.

7.     Inventories

        The classification of the Company's inventories at December 31 follows (in millions):

	Company
	2003	2002
Raw materials	$27.2	$29.0
Work-in-process	83.2	88.8
Finished goods	36.5	41.6

Total	$146.9	$159.4

8.     Short-term Debt

Company:

        As of July 29, 2002, Holding, Polaroid and most of the major foreign subsidiaries of Polaroid entered into a three year, $100.0 million credit facility and accompanying security documents with a group of lenders led by Citicorp USA, Inc. as Domestic Administrative Agent, Domestic Collateral Agent and Foreign Syndication Agent and Bank of America, N.A. as Foreign Administrative Agent, Foreign Collateral Agent and Domestic Syndication Agent, (the "Credit Agreement"). The Credit Agreement is secured by, among other things, a first priority security interest on substantially all of the Company's assets in the United States and most of the assets of the Company's non-U.S. subsidiaries that are designated as borrowers or guarantors under the Credit Agreement. Approximately $5.0 million of fees paid to the lenders under the Credit Agreement were recorded as deferred financing fees as of July 31, 2002, and are being amortized on a straight-line basis over the three-year term of the Credit Agreement.

        The Credit Agreement provides for a term loan of up to $20.0 million and a three year $80.0 million revolving credit line, of which $50.0 million is available to be borrowed by Polaroid and $30.0 million is available to be borrowed by non-U.S. subsidiaries that are designated as borrowers under the Credit Agreement. It also includes provisions for letters of credit in lieu of borrowings under the revolving credit line. In addition the Credit Agreement contains provisions for borrowings between Company subsidiaries that are designated as borrowers or guarantors. As of December 31, 2003, the revolving credit line under the Credit Agreement had not been drawn.

        The Company had $17.5 million classified as short-term debt as of December 31, 2002, which represented the outstanding borrowings under the term loan provision of the Credit Agreement. The term loan was required to be repaid quarterly on a ratable basis over a two-year period that began on October 31, 2002 and could be repaid at any time at the Company's option. The Credit Agreement contains provisions for the optional prepayment of all or part of the revolving credit and term loans upon the satisfaction of certain conditions. However, once the term loan was repaid it could not be drawn on again.

        The Credit Agreement also contains provisions for the mandatory prepayment of the revolving credit and term loans upon the occurrence of certain defined events and with the net cash proceeds from certain asset sales, including those classified as assets held for sale (see Note 3) and from the excess cash flow of the Company, which is required to be computed annually. Based on the excess cash flow computation as of December 31, 2002, the outstanding amount under the term loan was repaid in full in April 2003 as required.

        Term loan borrowings under the Credit Agreement bore interest at specified amounts. The weighted average interest rate on the amount outstanding under the term loan as of December 31, 2002 was approximately 6.7%.

        Revolving credit line borrowings under the Credit Agreement bear interest based on (i) a rate which is referenced to fluctuating market interest rates and (ii) an applicable margin of 2.5% to 3.5% for the first year and thereafter 1.25% to 3.5%, depending on the Company's leverage ratio required under the Credit Agreement. The Company also pays the lenders an unused line of credit fee, a fee on any letters of credit issued, and is obligated to pay the agents certain other customary administrative fees.

        Interest expense for 2003 included approximately $0.3 million of interest on the term loan borrowings. Interest expense for the period from Inception (see Note 1) to December 31, 2002, included approximately $0.6 million of interest on the term loan borrowings. The weighted average interest rate for 2003 and the period from Inception (see Note 1) to December 31, 2002 on the term loan borrowings was approximately 6.5% and approximately 7.1%, respectively. Interest expense for 2003 and the period from Inception (see Note 1) to December 31, 2002 also included approximately $1.8 million and approximately $0.8 million, respectively, from the amortization of fees paid in connection with the Transaction (see Note 1) and other fees primarily related to borrowings under the Credit Agreement.

        Under the revolving credit line, the Company's borrowing availability is reported monthly and is tied to a percentage of eligible domestic and foreign inventories and accounts receivable. Monthly reporting will continue as long as the Company maintains $25.0 million in excess availability, which is defined to include a significant portion of the Company's cash and cash equivalents. If the excess availability falls below this threshold, weekly reporting will be required. The formula for computing the Company's borrowing availability also includes limitations based on a percentage of the value of eligible assets and is subject to certain additional reserves imposed by the agents for the lenders under the Credit Agreement.

        The Credit Agreement contains covenants requiring that the Company satisfy certain ongoing financial covenants relating to: maximum capital expenditures; maximum expenditures for instant digital printing research and development expenditures; minimum earnings before interest, taxes, depreciation and amortization; maximum leverage ratio; and minimum tangible net worth. The Credit Agreement also contains covenants restricting, among other things, the Company's ability to: borrow additional money; incur liens; pay dividends; sell assets; make additional corporate investments; engage in transactions with the Company's international subsidiaries; enter sale and leaseback transactions; purchase margin stock; enter speculative transactions; cancel indebtedness owed to it; and make subsidiary distributions.

        In addition, the Credit Agreement prohibits: a change in control; fundamental changes; and changes in the nature of the Company's business. Notwithstanding these covenants and restrictions the Credit Agreement was amended in 2003 to provide a $100.0 million discretionary basket for items otherwise restricted such as preferred stock redemptions, asset acquisitions and investments as long as certain of the Company's financial covenants are satisfied. In November 2003, the Company paid approximately $9.7 million of Preferred Stock dividends and redeemed 50% of the outstanding shares of its Preferred Stock for approximately $44.6 million (see Note 10.) As a result, approximately $45.7 million remained from the $100.0 million discretionary basket at December 31, 2003. The Company was in compliance with all of its requirements under the Credit Agreement at of December 31, 2003 and 2002.

Predecessor:

        As of January 1, 2002, the Predecessor had approximately $926.6 million outstanding in short-term debt, of which $851.0 million was classified as liabilities subject to compromise. The amounts outstanding were comprised of $277.1 million under the Amended Credit Agreement (defined below), $44.5 million under a credit agreement in the U.K. (the "U.K. Credit Agreement") and $573.9 million of bonds, which had been reclassified from long-term debt to short-term debt prior to the Filing. Since principal and interest payments could not be made on the bonds without the U.S. Bankruptcy Court's approval or until a reorganization plan or plans defining the repayment terms had been confirmed by the U.S. Bankruptcy Court, interest on the bonds was not accrued by the Predecessor because it was not probable that it would be treated as an allowed claim. In addition, the Predecessor had $31.1 million outstanding as of January 1, 2002 in bank overdraft borrowings which were required to be offset by a similar amount of cash deposits at the bank where the overdraft amounts were located.

        The Predecessor had a credit agreement which, as amended, initially provided for a maximum commitment of $350.0 million on a revolving basis, (the "Predecessor Credit Agreement"). As of January 1, 2002, the Debtors were liable to the lenders under the Predecessor Credit Agreement in the amount of approximately $277.1 million in respect of loans made and letters of credit issued under the Predecessor Credit Agreement. In connection with the Predecessor Credit Agreement and the amendments and waivers to it, the Predecessor granted the lenders a first priority security interest in substantially all of its domestic personal property and mortgages on certain real estate. As a result of the Filing, principal and interest payments could not be made with respect to the Predecessor Credit Agreement without approval or until a reorganization plan or plans defining the repayment terms was confirmed.

        In the period from January 1 to July 31, 2002, with the approval of the U.S. Bankruptcy Court, the Predecessor repaid approximately $259.2 of the amount outstanding under the Predecessor Credit Agreement from cash on hand and from the proceeds of certain asset sales including the proceeds from the Transaction.

        As of the Filing, Primary and Polaroid U.K. entered into a Standstill Agreement (the "Standstill Agreement") with the agents and lenders under the U.K. Credit Agreement whereby such agents and lenders agreed to forbear from exercising any of their rights and remedies under the U.K. Credit Agreement until the earlier of certain events.

        The Standstill Agreement prohibited Polaroid U.K. from further committed borrowings under the U.K. Credit Agreement over the outstanding amount as of the date of the Standstill Agreement of approximately 51.2 million Euros less any required repayments; contained certain financial covenants; and contained certain cross-default provisions upon receipt of formal notice from the lenders under the Standstill Agreement. In April 2002, the outstanding amount under the U.K. Credit Agreement was repaid in full.

        Interest expense on the Predecessor's short-term borrowings was $0.8 million in the period from January 1 to July 31, 2002. The weighted average interest rates on these borrowings was 5.6% in the period from January 1 to July 31, 2002. Interest expense that was not recorded on the Predecessor's outstanding U.S. short-term debt, including the long-term debt that it reclassified to short-term, was approximately $36.9 million in the period from January 1 to July 31, 2002. Interest expense in the period from January 1 to July 31, 2002 also includes approximately $1.6 million primarily related to fees paid on the Predecessor's credit facilities.

9.     Payables and Accruals

        The following items are included in the Company's payables and accruals at December 31 (in millions):

	Company
	2003	2002
Trade accounts payable	$44.0	$52.2
Reserve for marketing programs	40.5	39.6
Other accrued expenses and current liabilities	53.0	64.7

Total	$137.5	$156.5

10.   Preferred Stock

        Holding has authorized 2,000,000 shares of Preferred Stock with a par value of $0.001 per share, of which 900,000 shares had been designated as Series A 8% Cumulative Compounding Preferred Stock (the "Preferred Stock"). This stock has a liquidation preference value of $100 per share plus all accrued and unpaid dividends. Holders of the Preferred Stock are not entitled to vote but are entitled to receive cash dividends that accrue on a daily basis. These dividends will only be paid if declared by the board of directors. These dividends are subject to the restrictions in the Credit Agreement (see Note 8). The Preferred Stock is not convertible by either the holder or Holding into any other shares of Holding's stock but may be redeemed in whole or in part at any time at the option of Holding and are required to be redeemed upon the occurrence of a change of control or initial public offering of Holding's stock. Accrued but unpaid dividends on the Preferred Stock are compounded annually.

        As of December 31, 2003, Holding had issued and outstanding 446,150 shares of Preferred Stock. As of December 31, 2002, Holding had issued and outstanding 892,300 shares of Preferred Stock, consisting of 580,000 shares issued to OEP for a cash payment of $58.0 million and 312,300 shares issued to Primary in connection with the Transaction, which were valued at a total of $31.2 million (see Note 1).

        In November 2003, the Company paid from its retained earnings approximately $9.7 million of cash dividends in arrears on the Preferred Stock and redeemed 446,150 shares of this Preferred Stock for approximately $44.6 million.

        As of December 31, 2003 and 2002, approximately $0.3 million and $3.0 million, respectively, or approximately $0.01 and $0.10 per diluted common share, respectively, of dividends on the Preferred Stock had accumulated in arrears and were undeclared and unpaid.

11.   Common Stockholders' Equity

        As of December 31, 2003, Holding had authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share, of which 34,836,410 shares were issued and outstanding. In connection with the Transaction (see Note 1), 20,000,000 shares of Holding's Common Stock were issued to OEP in exchange for a cash payment of $2.0 million and 10,769,230 shares of Common Stock were issued to Primary, which were valued at a total of $1.1 million. The excess of approximately $3.1 million of the cash payments and valuation over the par value of the Common Stock as of July 31, 2002, was recorded in additional paid in capital.

        In 2003, Holding sold 4,067,180 shares of restricted Common Stock to directors and certain key employees (see Note 12.) These shares were included in the Company's outstanding Common Stock at December 31, 2003.

        Under the provisions of the asset purchase agreement related to the Transaction, if the Debtors incur in excess of certain amounts for estate costs and do not have the funds necessary to pay for them, they have the right to require Holding to purchase from them up to 4% of the total shares of Common and Preferred Stock of Holding outstanding at the date of the Transaction for up to $4.5 million.

12.   Incentive Compensation and Stock Incentive Plans

Company:

        The Company has annual incentive compensation programs covering substantially all domestic employees, employees of its manufacturing subsidiary in the United Kingdom and certain key employees of its non-U.S. subsidiaries. Payments under these programs are based on a comparison of the performance of the Company and local operating units against established financial and operational goals. The amount charged to operations in 2003 and the period from Inception (see Note 1) to December 31, 2002 for these incentive programs was approximately $21.0 million and approximately $8.0 million, respectively. Cash payments of approximately $7.3 million under the 2002 program were made in 2003. Approximately $0.7 million of the amount recorded for the 2002 program was not awarded to participants and was recognized as a reduction to incentive compensation costs in 2003. The cash payments under the 2003 program are expected to be made in the first quarter of 2004.

        In 2003, Holding sold 4,067,180 shares of its Common Stock to certain executives, officers and directors of the Company pursuant to Holding's Restricted Stock Purchase Program. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) and pursuant to Rule 701 promulgated under the Securities Act. These shares contain certain rights and restrictions with respect to voting rights, transfers, sales and other matters. The estimated fair value of these shares in excess of the proceeds received of $0.4 million was recorded by the Company as deferred compensation in common stockholders' equity in 2003 and will be recognized in incentive compensation expense on a straight line basis over the four year vesting period for these shares. In 2003, approximately $0.1 million of incentive compensation cost was recognized in net earnings under this program.

Predecessor:

        In the period from January 1 to July 31, 2002, the Predecessor sought and obtained the approval of the U.S. Bankruptcy Court to pay approximately $2.4 million of retention bonuses to certain key U.S. employees. The Predecessor also recorded an incentive compensation expense of approximately $0.6 million in the period from January 1 to July 31, 2002 for retention bonuses for certain non-U.S. employees. These bonuses were charged to incentive compensation in the period from January 1 to July 31, 2002, and were paid with the proceeds from the Transaction.

        The Predecessor had a stock incentive plan for executives and key employees. A summary of the Predecessor's fixed stock option awards as of January 1, 2002 and the changes for the period from January 1 to July 31, 2002 is presented below:

	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at January 1, 2002	3,544	$13.32
Granted	—	—
Exercised	—	—
Forfeited	(3,196)	$12.14

Outstanding at July 31, 2002	348	$24.19

        Stock options outstanding as of July 31, 2002:

Range of Exercise Prices	Number of Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
	(in thousands)	(years)
$4	96	6.0	$4.00
$19 to $26	101	2.5	$21.19
$31 to $46	137	1.9	$37.97
$47 to $57	14	4.0	$49.92

$4 to $57	348	4.3	$24.19

        Stock options exercisable as of July 31, 2002:

Range of Exercise Prices	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
$4	96	$4.00
$19 to $26	100	$21.20
$31 to $46	137	$37.97
$47 to $57	14	$49.92

$4 to $57	347	$24.20

        As of January 1, 2002, executives and key employees of the Predecessor had been granted shares of performance accelerated restricted stock (PARS) as a long-term incentive. The PARS grants were subject to accelerated vesting of a portion of the award if the Predecessor achieved certain performance goals before 2003. If the acceleration terms were not satisfied, the awards vested one third each year over the three year vesting period. One share of the Predecessor's Common Stock was to be issued for each share of PARS that vested. In the period from January 1 to July 31, 2002, a total of 891,280 shares had been granted at prices of $19.06 and $18.06. A total of $0.6 million was charged to expense under this program. In the period from January 1 to July 31, 2002, non-vested PARS grants were cancelled by the Predecessor and the vested grants were forfeited as participants left the employ of the Predecessor.

        As of January 1, 2002, the Predecessor had made restricted stock grants to certain executives. These restricted stock awards vested over a two year period at a rate of one-half each year. One share of the Predecessor's Common Stock was to be issued for each share of restricted stock that vested. No shares of stock were issued on the award date. A total of 961,579 shares of restricted stock were granted prior to January 1, 2002 at a price of $7.63. The amount charged to expense related to these restricted stock awards was $0.9 million in the period from January 1 to July 31, 2002. In the period from January 1 to July 31, 2002, non-vested restricted stock grants were cancelled by the Predecessor and most of the vested grants were forfeited as participants left the employ of the Predecessor.

13.   Benefit Plans

Company:

        The Company has adopted a defined contribution plan pursuant to the provisions of the Internal Revenue Code ("Code") for the benefit of substantially all of its U.S. employees. This plan contains provisions for: rollovers from other qualified retirement plans; pre-tax employee contributions pursuant to Section 401(k) of the Code; a Company match of up to 3% of eligible employee cash contributions pursuant to Section 401(k) of the Code beginning in 2003; after-tax employee contributions; and discretionary Company cash contributions. In December 2002, the Company made a discretionary cash contribution to this plan of approximately $0.8 million, which represented 3% of the employees' base pay for the period from October to December 2002. In 2003, the Company made a cash contribution to this plan of approximately $2.8 million which represented the Company's match of up to 3% of eligible employee cash contributions. The Company did not assume the U.S. pension plan of the Predecessor in the Transaction. The Company does not have a defined benefit pension plan for its U.S. employees.

        Employees of the Company's manufacturing subsidiaries in the United Kingdom and The Netherlands are covered by trusteed, contributory defined benefit pension plans. In general, the Company's policy is to fund these pension plans through agreement with local pension plan trustee boards in accordance with local statutory funding regulations and taking into consideration local labor agreements and economic conditions. The assets in these trusts consist primarily of investments in bond and equity indexed funds.

        Employees of most of the Company's other non-U.S. subsidiaries are covered by insured plans. Related obligations and assets of these other plans are not material and therefore are not included in the information below.

Predecessor:

        The Predecessor maintained a qualified noncontributory trusteed pension plan covering substantially all domestic employees. In general, the Predecessor's policy was to fund its U.S. pension trust to the extent such contributions would be deductible under the funding standards established under the Internal Revenue Code. Plan assets consisted primarily of high quality corporate and U.S. government bonds, asset backed securities, publicly traded Common Stocks and investments in private equity, real estate and global asset funds. The Predecessor's U.S. pension plans were not assumed by the Company in the Transaction. The Predecessor's U.S. pension plan was assumed by the PBGC effective as of July 31, 2002 (see Note 2).

        Employees of the Predecessor's manufacturing subsidiaries in the United Kingdom and The Netherlands were covered by trusteed, contributory pension plans. Amounts for these plans were funded in accordance with local laws and economic conditions. Employees of most other foreign subsidiaries were covered by insured plans. Related expenses, obligations and assets of these other plans were not material and therefore were not included in the information below.

        Components of the Company's and the Predecessor's net periodic pension cost are as follows (in millions):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Service cost	$5.9	$2.4	I	$8.4
Interest cost	14.8	5.4	I	41.2
Expected return on assets	(17.1)	(7.0)	I	(53.8)
Amortization of:			I
Unrecognized transition asset	—	—	I	(0.6)
Unrecognized prior service cost	—	—	I	1.4
Unrecognized gain	—	—	I	(0.9)
Curtailment cost	—	—	I	12.1
Settlement loss	—	—	I	11.1
			I
Net periodic pension cost	$3.6	$0.8	I	$18.9
			I

        The following table sets forth the plans' reconciliations of projected benefit obligations, plan assets and funded status to the amounts recognized in the consolidated balance sheet for the Company for the year ended December 31, 2003 and the period from Inception (see Note 1) to December 31 2002 and for the Predecessor for the period from January 1 to July 31, 2002 (in millions):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Projected benefit obligation at beginning of period	$253.4	$226.9	I	$1,144.9
Service cost	5.9	2.4	I	8.4
Interest cost	14.8	5.4	I	41.2
Plan participants' contributions	1.3	0.5	I	0.6
Special termination benefits	1.0	0.8	I	—
Actuarial (gain)/loss	(7.9)	10.6	I	19.9
Curtailment cost	—	—	I	(0.4)
Benefits paid	(8.8)	(3.3)	I	(124.0)
Transaction related adjustment for Predecessor non-U.S. Plans	—	—	I	(226.9)
Foreign currency exchange rate change	39.6	10.1	I	22.1
			I
Projected benefit obligation at end of period	$299.3	253.4	I	$885.8
			I
Fair value of plan assets at beginning of period	$213.7	$208.1	I	$1,083.4
Actual return on plan assets	16.5	(3.8)	I	(116.8)
Employer contributions	4.3	3.6	I	2.6
Plan participants' contributions	1.3	0.5	I	0.6
Benefits paid	(8.8)	(3.3)	I	(124.0)
Transaction related adjustment for Predecessor non-U.S. Plans	—	—	I	(208.1)
Foreign currency exchange rate change	35.6	8.6	I	20.1
			I
Fair value of plan assets at end of period	$262.6	$213.7	I	$657.8
			I
Plan assets below projected benefit obligation	$(36.7)	$(39.7)	I	$(228.0)
Unrecognized net loss	17.4	22.2	I	194.7
			I
Net accrued liability recognized at end of period	$(19.3)	$(17.5)	I	$(33.3)
			I

        Amounts recognized in the Company's consolidated balance sheet at December 31 were as follows (in millions):

	Company
	2003	2002
Accrued benefit liability	$(33.6)	$(31.8)
Prepaid benefit cost	14.3	13.5
Accumulated other comprehensive income	—	0.8

Net accrued liability recognized at end of year	$(19.3)	$(17.5)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's non-U.S. pension plan with accumulated benefit obligations in excess of plan assets were $125.8 million, $115.6 million and $83.8 million, respectively, as of December 31, 2002.

        In the period from Inception (see Note 1) to December 31, 2002, the Company recorded a charge of $0.8 million in accumulated other comprehensive income related to a non-U.S. pension plan with accumulated benefit obligations in excess of the fair value of plan assets. There was no tax effect associated with this charge since realization was not considered to be more likely than not. In December 2003, the Company determined this amount was no longer required and removed it from accumulated other comprehensive income.

        In the period from January 1 to July 31, 2002, the Predecessor recorded a pension curtailment cost of $12.1 million that was related to the number of employees who terminated under the involuntary severance program and a pension settlement loss of $11.1 million related to the amount of lump sum payments made to plan participants in this period. In this period, the Predecessor also recorded a charge of approximately $134.2 million in accumulated other comprehensive income in stockholders' equity to recognize an additional minimum pension liability related to the underfunded position of its U.S. pension plan. This entry increased the amount of the Predecessor's liability to its U.S. pension plan.

        The assumptions used by the Company which have a significant effect on the amounts reported for pension accounting were as follows:

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Weighted average discount rate	5.5%	5.6%	I	6.7%
Weighted average rate of increase in compensation levels	3.3%	3.4%	I	3.7%
Weighted average expected long-term rate of return on assets	7.1%	8.2%	I	8.4%

        As a result of the Filing, the Predecessor was required to offer COBRA medical coverage to its U.S. retirees and their spouses who were under age 65 on the filing date. As part of the Transaction (see Note 1), the remaining amount of this liability of the Predecessor on July 31, 2002 of approximately $3.8 million for COBRA medical coverage to retirees and their spouses was assumed by the Company. In 2003 and the period from Inception (see Note 1) to December 31, 2002, the Company made approximately $0.9 million and approximately $0.4 million of cash payments, respectively, against this liability.

        In July 2002, the Predecessor recognized a non-cash curtailment credit of $12.1 million related to certain postemployment medical benefits provided primarily to individuals who terminated from the Predecessor on July 31, 2002.

14.   Rental Expense and Lease Commitments

        The Company's minimum annual rental commitments at December 31, 2003, under noncancelable leases, principally for real estate, are payable as follows (in millions):

2004	$12.5
2005	7.6
2006	7.3
2007	6.9
2008	4.1
2009 and thereafter	12.9

Total minimum lease payments	$51.3

        Minimum payments have not been reduced by minimum sublease rentals of $2.8 million due in the future under noncancelable subleases. Many of the leases contain renewal options and some contain escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

        Rental and lease expenses consisted of the following (in millions):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Minimum rentals	$16.9	$11.6	I	$15.8

        Sublease income for the Company amounted to approximately $0.5 million for 2003 and approximately $0.8 million for the period from Inception (see Note 1) to December 31, 2002. Sublease income for the Predecessor amounted to approximately $2.6 million for the period from January 1 to July 31, 2002.

15.   Business Segments

Company:

        The Company's reportable segments are: the Americas Region; the International Region; Global Manufacturing; and Research and Development ("R&D"). The Company has an All Other segment that includes: the eyewear business; the commercial secure identification systems business; brand and technology licensing operations; and contract manufacturing. The Americas Region consists of sales, marketing and distribution operations in the United States of America and other countries in North and South America. The International Region consists of sales, marketing and distribution operations outside the Americas Region. Global Manufacturing consists of worldwide activities associated with manufacturing, procurement, developing manufacturing processes for new products, and inventory management. R&D consists of research and development activities. The Company's segments are managed by senior executives who are directly responsible for all activities in the segment and report to the Company's chief operating decision-maker.

        The Company evaluates the performance of its segments based on profit from operations and asset management. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide

Company profits from third party sales. Non-standard manufacturing costs along with the cost of developing manufacturing processes for new products are reported in the Global Manufacturing segment. For the R&D segment, research and development costs are expensed as incurred. The financial results of each segment are reviewed by the Company's chief operating decision-maker.

        The Company has one category called Corporate, which is not classified as a segment. This category includes: central marketing; centralized information systems; general and administrative functions; worldwide finished goods planning activities; and certain other corporate functions. The non-segment Corporate category also includes costs related to restructuring activities, certain incentive compensation costs and certain other non-operating items. For the Predecessor it also included gains or losses on the sale of property, plant and equipment and assets of small businesses.

        Assets in the regional sales and marketing segments consist primarily of trade accounts receivable and fixed assets related to sales and administrative activities. Global Manufacturing segment assets consist primarily of worldwide inventories and fixed assets related to manufacturing facilities. The assets in the R&D segment consist of fixed assets related to the Company's research and development activities. The assets in the Corporate category include cash and cash equivalents, prepaid expenses and other assets, assets held for sale, deferred tax assets, and other non-current assets.

Predecessor:

        The business segment information presented below for the Predecessor has been reformatted to conform with the business segment information for the Company.

        The following is a summary of information related to the Company's business segments for the year ended December 31, 2003 and the period from Inception (see Note 1) to December 31, 2002 and the Predecessor's business segments for the period from January 1 to July 31, 2002 (in millions):

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Net sales to customers:
Americas Region	$422.7	$203.0	I	$250.9
International Region	250.2	134.8	I	154.8
Global Manufacturing	—	—	I	—
R&D	—	—	I	—
All Other	79.8	26.1	I	37.9
			I
Subtotal Segments	752.7	363.9	I	443.6
Corporate	—	—	I	—
			I
Total	$752.7	$363.9	I	$443.6
			I
Profit/(loss) from operations:
Americas Region	$152.4	$69.3	I	$67.9
International Region	62.5	25.5	I	16.2
Global Manufacturing	(16.4)	(26.5)	I	(45.6)
R&D	(37.8)	(13.2)	I	(21.4)
All Other	18.8	4.8	I	4.6
			I
Subtotal Segments	179.5	59.9	I	21.7
Corporate(1)	(88.2)	(35.3)	I	(65.2)
			I
Total	$91.3	$24.6	I	$(43.5)
			I

(1)
Profit/(loss) from operations for the Company's non-segment Corporate category includes worldwide restructuring and other charges of approximately $4.7 million in 2003 and approximately $5.1 million in the period from Inception (see Note 1) to December 31, 2002. Profit/(loss) from operations for the Predecessor's non-segment Corporate category includes worldwide restructuring and other charges of approximately $12.6 million in the period from January 1 to July 31, 2002.

	Company
	At December 31, 2003	At December 31, 2002
Assets:
Americas Region	$28.7	$49.3
International Region	39.9	47.3
Global Manufacturing	168.4	164.7
R&D	0.2	—
All Other	10.0	9.4

Subtotal Segments	247.2	270.7
Corporate	266.5	247.4

Total	$513.7	$518.1

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Depreciation and amortization
Americas Region	$—	$—	I	$1.3
International Region	—	—	I	6.0
Global Manufacturing	1.6	0.1	I	33.6
R&D	—	—	I	3.0
All Other	—	—	I	—
			I
Subtotal Segments	1.6	0.1	I	43.9
Corporate	0.6	—	I	10.8
			I
Total	$2.2	$0.1	I	$54.7
			I
Expenditures for long-lived assets:
Americas Region	$0.3	$—	I	$—
International Region	0.3	0.3	I	0.6
Global Manufacturing	14.1	5.4	I	6.2
R&D	0.2	—	I	—
All Other	0.2	—	I	0.1
			I
Subtotal Segments	15.1	5.7	I	6.9
Corporate	7.5	4.7	I	2.2
			I
Total	$22.6	$10.4	I	$9.1
			I
	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	I I I I	Period from January 1 to July 31, 2002
Geographic Information:
Net sales to customers(1)
United States	$417.2	$192.5	I	$232.8
Foreign countries	335.5	171.4	I	210.8
			I
Total	$752.7	$363.9	I	$443.6
			I

(1)
Net sales are attributable to countries based on location of the entity recording the sale, which generally is the same as the location of the customer.

	Company
	At December 31, 2003	At December 31, 2002
Long-lived assets:
United States	$27.4	$9.4
Foreign countries	3.3	0.9

Total	$30.7	$10.3

        The Company's principal products (see Note 2) represented approximately 87% and approximately 90% of its net sales in 2003 and the period from Inception (see Note 1) to December 31, 2002, respectively. The Predecessor's principal products (see Note 2) represented approximately 91% of its net sales in the period from January 1 to July 31, 2002. Sales of instant cameras and film represented approximately 88% of the Predecessor's net sales in the period from January 1 to July 31, 2002.

        Sales by the Company to one customer, Wal-Mart Stores, Inc., amounted to approximately 14% and approximately 13% of the Company's total net sales in 2003 and the period from Inception (see Note 1) to December 31, 2002, respectively. Sales to one customer, Wal-Mart Stores, Inc., amounted to approximately 11% of the Predecessor's total net sales in the period from January 1 to July 31, 2002. The sales to this customer by the Company and the Predecessor were recorded primarily in the Americas Region.

16.   Contingencies

Company:

        The Company owns facilities that are subject to certain federal, state and local laws and regulations relating to environmental protection, including those governing the investigation and remediation of contamination resulting from releases of hazardous substances. Certain of these laws and regulations may impose joint and several liabilities on the Company for the costs of investigation or remediation of such contamination, regardless of fault or the legality of the disposal. There were no liabilities recorded by the Company for environmental liabilities as of December 31, 2003 or December 31, 2002.

        The Company reviews its recurring internal expenditures on environmental matters, as well as capital expenditures related to environmental compliance, on a monthly basis and reviews its third-party expenditures on environmental matters on a quarterly basis. The Company believes that these expenditures have not had and will not have a material adverse effect on its financial condition or results of operations.

        The Company is involved in legal proceedings and claims arising in the normal course of business. The Company is also a party-in-interest in the bankruptcy proceedings of the Debtors pending in the U.S. Bankruptcy Court. On February 10, 2003, the U.S. Bankruptcy Court entered an Order appointing an independent examiner pursuant to Sections 1104 and 1106 of the U.S. Bankruptcy Code "to investigate whether accounting methods, accounting practices and accounting irregularities alleged in certain letters to the U.S. Bankruptcy Court materially undervalued the assets of the Debtors and/or resulted in an inappropriate liquidation of the Debtors' assets." The independent examiner issued his findings on August 22, 2003 concluding that these matters did not materially undervalue and/or result in an inappropriate liquidation of the Debtors' assets. Following the independent examiner's findings, the Third Amended Joint Plan of Reorganization of the Debtors was confirmed by the U.S. Bankruptcy Court on November 18, 2003 and became effective on December 17, 2003. The confirmation has been appealed by a former shareholder of the Predecessor. While there can be no assurance of the outcome of this litigation, the Company does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial conditions.

        On July 7, 2003, five former employees of the Predecessor filed a complaint against the Predecessor, the Company and OEP in the United States District Court for the District of Massachusetts on behalf of a purported class of over 100 individuals. In November 2003, the plaintiffs filed an amended complaint dismissing OEP and the Predecessor but continuing their action against the Company and adding an individual plaintiff. The plaintiffs claim, among other things, that the Company conspired with the Predecessor to wrongfully reduce the Predecessor's obligations to its employees who were receiving long-term disability payments, in violation of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs seek an injunction ordering the defendants to restore their purported benefits and to pay them damages stemming from the alleged ERISA violations. The amount of damages claimed is not specified in the amended complaint. In January 2004, the Company filed (1) a motion in the United States District Court for the District of Massachusetts to dismiss the amended complaint and (2) an adversary proceeding in the U.S. Bankruptcy Court seeking a declaratory judgment that the bankruptcy sale order enjoined the plaintiffs from bringing the amended complaint against the Company. While there can be no assurance of the outcome of this litigation, the Company does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial conditions.

        Following the issuance of the independent examiner's findings, former shareholders of the Predecessor filed a lawsuit on August 26, 2003 in the United States District Court for the Southern District of New York alleging securities fraud against KPMG LLP, auditors for both the Predecessor and the Company, as well as certain other individuals who were former officers of the Predecessor. The lawsuit alleges that the financial statements of the Predecessor contained material misstatements and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, and that the defendants knowingly and/or recklessly caused such financial statements to be issued. Specifically, the examiner raised issues related to the timing of issuing "going concern" opinions on the Predecessor's financial statements by KPMG LLP, the provision of valuation allowances on deferred tax assets in 2000 and 2001, and the release of excess restructuring accruals in the Predecessor's financial statements in 2000. Since August 26, 2003, there have been a number of additional lawsuits filed that mirror the allegations raised in this lawsuit and other lawsuits (which also name the Chief Financial Officer of the Company as a defendant) making similar allegations as well as lawsuits alleging ERISA violations. The Company is not a party to any of these lawsuits and does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial condition.

Predecessor:

        On October 12, 2001, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. The Predecessor's subsidiaries incorporated outside of the United States were not included in the Filing. The Debtors continued to manage their properties and operate their business as "debtors-in-possession" under the jurisdiction of the U.S. Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code (see Note 1 for additional information).

        The Predecessor owned and operated facilities that were subject to certain federal, state and local laws and regulations relating to environmental protection, including those governing the investigation and remediation of contamination resulting from past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on the Predecessor for the costs of investigation or remediation of such contamination, regardless of fault or the legality of original disposal.

        The Predecessor, together with other parties, was designated a Potentially Responsible Party ("PRP") by the United States Environmental Protection Agency and certain state agencies with respect to the response costs for environmental remediation at several sites. The Predecessor believed that its potential liability with respect to any site and with respect to all sites in the aggregate would not have a materially adverse effect on its financial condition or results of operations.

        Due to a wide range of estimates with regard to response costs at those sites and various other uncertainties, the Predecessor was not able to firmly establish its ultimate liability concerning those sites. In each case in which the Predecessor was able to determine the likely exposure, such amount was included in the Predecessor's reserve for environmental liabilities. Where a range of comparably likely exposures exists, the Predecessor included in its reserve at least the minimum amount of the range. The Predecessor reviewed the analysis of the data that supported the adequacy of this reserve on a quarterly basis. The reserve for such liability did not provide for associated litigation costs, which, if any, were expected to be inconsequential in comparison with the amount of the reserve. This reserve did not take into account potential recoveries from third parties. These liabilities were not assumed by the Company in the Transaction and they remained prepetition liabilities of the Predecessor.

        Federal law provides that PRPs may be held jointly and severally liable for response costs. Based on estimates of those costs and after consideration of the potential estimated liabilities of other PRPs with respect to those sites and their respective estimated levels of financial responsibility, the Predecessor did not believe its potential liability would be materially enlarged by the fact that liability was joint and several.

        The Predecessor reviewed its recurring internal expenditures on environmental matters, as well as capital expenditures related to environmental compliance, on a monthly basis, and reviewed its third-party expenditures on environmental matters on a quarterly basis. The Predecessor believed that these expenditures did not have a materially adverse effect on its financial condition or results of operations.

        Following the issuance of the independent examiner's findings, former shareholders of the Predecessor filed a lawsuit on August 26, 2003 in the United States District Court for the Southern District of New York alleging securities fraud against KPMG LLP, auditors for both the Predecessor and the Company, as well as certain other individuals who were former officers of the Predecessor. The lawsuit alleges that the financial statements of the Predecessor contained material misstatements and omitted to state material facts necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading, and that the defendants knowingly and/or recklessly caused such financial statements to be issued. Specifically, the examiner raised issues related to the timing of issuing "going concern" opinions on the Predecessor's financial statements by KPMG LLP, the provision of valuation allowances on deferred tax assets in 2000 and 2001, and the release of excess restructuring accruals in the Predecessor's financial statements in 2000. Since August 26, 2003, there have been a number of additional lawsuits filed that mirror the allegations raised in this lawsuit and other lawsuits (which also name the Chief Financial Officer of the Company as a defendant) making similar allegations as well as lawsuits alleging ERISA violations.

17.   Supplementary Financial Information

        This section entitled Supplementary Financial Information has not been audited by the Company's or the Predecessor's independent auditors. The auditors of the Company and the Predecessor have, however, made a limited review of the quarterly data in accordance with standards established by the American Institute of Certified Public Accountants and that information is incorporated herein by reference. Because the Company's and the Predecessor's independent auditors did not audit the quarterly data, they express no opinion on such data.

Quarterly Financial Data
(in millions, except per share data) (unaudited)

Company:

Year ended December 31, 2003	First	Second	Third	Fourth	Year
Net sales	$183.0	$195.8	$185.5	$188.4	$752.7
Profit from operations	22.9	29.7	27.9	10.8	91.3
Net earnings before extraordinary item	16.2	16.5	31.2	4.8	68.7
Net earnings	16.2	16.5	33.8	4.8	71.3
Basic earnings before extraordinary item per common share	0.47	0.47	0.95	0.11	2.01
Basic earnings per common share	0.47	0.47	1.03	0.11	2.09
Diluted earnings before extraordinary item per common share	0.47	0.46	0.92	0.10	1.95
Diluted earnings per common share	0.47	0.46	1.00	0.10	2.03
Cash dividends per common share	—	—	—	—	—
Period from Inception (see Note 1) to December 31, 2002	First	Second	Third(1)	Fourth	Year
Net sales	$—	$—	$152.6	$211.3	$363.9
Profit from operations	—	—	1.8	22.8	24.6
Net earnings before extraordinary item	—	—	0.2	15.0	15.2
Net earnings	—	—	123.3	14.5	137.8
Basic earnings/(loss) before extraordinary item per common share	—	—	(0.03)	0.43	0.40
Basic earnings per common share	—	—	3.97	0.41	4.38
Diluted earnings/(loss) before extraordinary item per common share	—	—	(0.03)	0.43	0.40
Diluted earnings per common share	—	—	3.97	0.41	4.38
Cash dividends per common share	—	—	—	—	—

(1)
Third quarter represents the period from Company's commencement of its business operations on August 1, 2002 through September 29, 2002.

Predecessor:

Period from January 1 to July 31, 2002	First	Second	Third(1)	Fourth	Year
Net sales	$182.1	$210.0	$51.5	$—	$443.6
Loss from operations	(19.7)	(22.6)	(1.2)	—	(43.5)
Net loss	(66.3)	(367.0)	(398.9)	—	(832.2)
Basic loss per common share	(1.34)	(7.42)	(8.06)	—	(16.82)
Diluted loss per common share	(1.34)	(7.42)	(8.06)	—	(16.82)
Cash dividends per common share	—	—	—	—	—

(1)
Third quarter represents the period from July 1 through July 31, 2002.

Note: The sum of quarterly earnings per share amounts may not equal annual earnings per share amounts due to changes in number of weighted average shares outstanding.

18.   Subsequent Event (unaudited)

        On April 14, 2004, the Company paid a dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million.

Schedule II—Valuation and Qualifying Accounts

Polaroid Holding Company and Subsidiary Companies

(in millions)

Company:

Year ended December 31, 2003

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts and cash discounts	$14.8	$14.7	—	$(19.5)	$10.0

Period from Inception (see Note 1 to consolidated financial statements) to December 31, 2002

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts and cash discounts	$21.3	$7.2	$2.9	$(16.6)	$14.8

Primary PDC, Inc. and Subsidiary Companies

        (in millions)

Predecessor:

Period from January 1 to July 31, 2002

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts and cash discounts	$24.0	$3.7	$9.8	$(16.2)	$21.3

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        The Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Finance Officer. Based on the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, the Company's disclosure controls and procedures provided reasonable assurance that the material information that will be required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        There has been no change in the Company's internal control over financial reporting during the Company's fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, this evaluation did not address 2001 audited financial statements and prior financial information of Primary which was not available to the Company. The absence of this information could be material to investors.

Item 10. Directors and Executive Officers of the Registrant

        The following table lists the names, ages and positions held by the Company's directors and executive officers as of April 1, 2004. Officers are elected annually by the Board of Directors. No family relationships exist between any of the directors or officers. Refer to Item 13. Certain Relationships and Related Transactions for additional information with regard to voting arrangements for the election of members to the Company's Board of Directors.

Name	Age	Position
Jacques A. Nasser	56	Director and Non-Executive Chairperson
Joseph E. Antonini	62	Director
Charles F. Auster	52	Director
Paolo Cantarella	59	Director
William J. Cosgrove	58	Director
Lee M. Gardner	57	Director
James W. Koven	30	Director
Rick A. Lazio	46	Director
Joseph G. Michels	39	Director
Stanley P. Roth	67	Director
J. Michael Pocock	53	Director, President and Chief Executive Officer
William L. Flaherty	56	Executive Vice President and Chief Financial Officer
Robert B. Gregerson	44	Vice President and General Manager Americas and E-Commerce
Gianfranco Palma	47	Vice President, International and Eyewear
Ira H. Parker	47	Vice President and Chief Legal Officer
Mark H. Payne	36	Vice President, Operations

        Jacques A. Nasser was elected director and non-executive Chairman of the Board in November 2002. Since November 2002, Mr. Nasser has been a Senior Partner of OEP. From 1998 to 2001 he served as a member of the Board of Directors and as President and Chief Executive Officer of Ford Motor Company. He also serves as a Director of News Corporation's British Sky Broadcasting

Group and on the International Advisory Board of Allianz A.G., Quintiles Transnational, Brambles Industries Limited, and Brambles Industries plc.

        Joseph E. Antonini was elected director in March 2003. Since retiring as President, Chief Executive Officer, and Chairman of the Board of K-Mart Corporation in 1995, Mr. Antonini has been investing in and advising various small businesses on the subjects of operations, sales and marketing. He also served on the Board of Directors and Audit Committee of Shell Oil Company from 1990 to 2001.

        Charles F. Auster was elected director in June 2002. Since 2002, Mr. Auster has been a Partner of OEP. From 2000 to 2001, Mr. Auster was the Director, President and Chief Executive Officer of Infocrossing, Inc. (an information technology infrastructure outsourcing company). From 1998 to 2000, Mr. Auster was an Executive Vice President, Chief Operating Officer and a director of IXNET, Inc., (a telecommunications company). From 1995 to 1998, he was the President and Chief Executive Officer and a Director of Voyager Networks (a server hosting and data networking company). He is also a Director of Video Network Communications, Inc. (a company that designs, develops and markets video distribution systems).

        Paolo Cantarella was elected director in July 2003. Mr. Cantarella was Chief Executive Officer of Fiat S.p.A. from 1996 to 2002. He has served on the Board of Directors of Alcatel, CNH N.V., and several other European companies and was president of the European Automobile Manufacturers Association in 2000 and 2001. Mr. Cantarella currently serves on the Board of Directors of the Organizing Committee of the XX Olympic 2006 Winter Games in Torino (TOROC).

        William J. Cosgrove was elected director in October 2003. He worked for Ford Motor Company from 1972 until he retired in February 2003. He was the Corporate Controller of Ford from 1996 until 1998. In December 1998, he was elected a vice-president of Ford for Corporate Strategy. In August 1999, he was appointed CFO and Chief of Staff, Premier Automotive Group, Ford Motor Company. Mr. Cosgrove was on Ford's Policy and Strategy Committee, Product Committee and Operating Committee. He has done consulting for Jaguar Racing and is also on the board of Jaguar Racing (ultimate owner, Ford Motor Company). He is on the Advisory Board of Hartwell, Plc, a privately owned company headquartered in England.

        Lee M. Gardner was elected director in October 2003. Since July 2001 Mr. Gardner has been Senior Partner of OEP. From 1987 to 2001, Mr. Gardner was President and Chief Operating Officer of MascoTech, Inc. (a manufacturer of metalworked components for the automotive and transportation industry). MascoTech had revenues of $1.8 billion and was publicly traded prior to being taken private in November 2000. Before joining MascoTech in 1987, Mr. Gardner spent 14 years with Borg-Warner Corporation. Mr. Gardner served on the board of directors of Metaldyne Corporation (manufacturer of automotive components) and MSX International, Inc. (provider of technology-driven business services to clients primarily from the auto industry). He is a director of Mauser-Werke GmbH (a Germany based OEP portfolio company that is a supplier of industrial packaging services).

        James W. Koven was elected director in July 2002. Since 2001, Mr. Koven has been a vice president of OEP. During 2001, Mr. Koven was an Associate, Investment Banking, at Wm Sword & Company. From 1993 through 2000, Mr. Koven was a member of the U.S. National Rowing Team and the U.S. Olympic Rowing Team. In 1999, he was an Investment Banking Analyst at State Street Capital Corporation. He is also a director of Rotable Asset Management (a company providing long-lived spare parts management services to airlines).

        Rick A. Lazio was elected director in July 2002. Mr. Lazio has been President and Chief Executive Officer of the Financial Services Forum, an organization formed in 2000 by the chief executive officers of twenty large financial institutions to shape the financial future of the nation. From 1992 to 2000, Mr. Lazio served as a member of the U. S. House of Representatives. He is a director of TB Woods Corporation (an electronic and mechanical industrial power transmission products company) as well as the World Rehabilitation Fund and Audubon New York. He also serves on Advisory Committees of The Ad Council.

        Joseph G. Michels was elected director in December 2002. Since 2000, Mr. Michels has been Director for Research Initiatives at Princeton Materials Institute, Princeton University. From 1998 to 2000 he was Science Policy Advisor to U.S. Senator Richard Lugar; from 1998 to 1999 he was Instrument Operations Scientist at Smithsonian Astrophysical Observatory; and from 1997 to 1998 he was Congressional Science Fellow to U.S. Senator Joseph Lieberman. Since January 2004, Mr. Michels has been Director and President of The Society for Environmental and Energy Research (SEER), a charitable, scientific and educational not-for-profit corporation founded to promote the exploration and development of new technologies which utilize renewable energy resources.

        Stanley P. Roth was elected director in July 2002. Since 1976, Mr. Roth controls and has been the Chairman of North American Capital Corp. (a private merchant banking firm). Mr. Roth is the Chairman of Royal-Pioneer Industries, Inc.; Director and non-executive Vice Chairman of Delta & Pine Land Company (a cotton seed company); and Chairman of its Audit Committee and a Director of both Hollis Corp. (a cotton warehousing and packaging company) and GPC International, Inc. (an art materials and supplies and fine writing instruments company). He is also a certified public accountant.

        J. Michael Pocock was elected director, President and Chief Executive Officer of the Company effective March 1, 2003. Previously, Mr. Pocock held various senior leadership positions at Compaq Computer Corporation including: from 2001 to 2002 he was Vice President of Corporate Strategy; Vice President and General Manager of the Commercial Products Group from 1999 to 2001; and from 1996 to 1999 he was Vice President and General Manager of North America Sales. Earlier in his career, Mr. Pocock served in a variety of management positions with increasing responsibility during 10 years at General Electric Company. He was also a member of a leadership team that founded Epson America.

        William L. Flaherty joined the Company as Executive Vice President and Chief Financial Officer in August 2002. Prior to joining the Company, from June 2001 until July 2002, Mr. Flaherty served as Executive Vice President and Chief Financial Officer of Primary. Prior to that, from 1996 to 2000, Mr. Flaherty served as Chief Financial Officer at Avid Technology, Inc. (a digital imaging systems company).

        Robert B. Gregerson joined the Company as Vice President and General Manager Americas and E-Commerce in May 2003. Prior to joining the Company, from January 2001 to May 2003, Mr. Gregerson was President of PC Connection Sales Corporation, a wholly owned subsidiary of PC Connection, Inc. (a direct marketer of computers). From November 1997 to December 2000, he held various positions including his last position as Vice President, North America Partner Sales and Marketing at Compaq Computer Corporation.

        Gianfranco Palma joined the Company as Vice President in August 2002. Mr. Palma is currently Vice President, International and Eyewear. Prior to joining the Company, he was employed by Primary in various management positions at Polaroid (Italia) S.p.A.: from January 2001 to August 2002 he served as Vice President, Europe, European Distributor Markets and Eyewear; from January 2000 to January 2001 he was Vice President, Europe; from 1999 to 2000 he was Vice President Southern and Mid European Clusters; from 1997 to 1998 he was Lead General Manager, Southern European Cluster and European Photo Retail.

        Ira H. Parker joined the Company as Vice President and Chief Legal Officer in February 2004. Prior to joining the Company he was employed by Genuity, Inc. (an Internet infrastructure services provider), as President and Chief Executive Officer from February 2003 to December 2003, and Executive Vice President, General Counsel and Corporate Secretary from June 2000 to February 2003. He was Vice President and Deputy General Counsel at GTE Corporation and General Counsel of

GTE Internetworking from November 1997 to June 2000. From July 1993 to November 1997, he was a Partner in the Washington DC office of the law firm of Alston & Bird.

        Mark H. Payne joined the Company as Vice President, Operations Planning in May 2003 and became Vice President Operations in March 2004. Prior to joining the Company, from September 2002 to May 2003, Mr. Payne was Director of Product Development and Strategic Sales at SymphonyRPM (a performance management solutions company). From June 1998 to September 2002, Mr. Payne held various positions at Compaq Computer Corporation: from October 2001 to September 2002 he was Executive Director, Order Management Integration for the Hewlett Packard merger; from April 2001 to October 2001 he was Executive Director, North America Operations; from March 2000 to April 2001 he was Executive Director, Commercial Direct Initiative; and from June 1998 to March 2000 he was Director, North America Distributor Sales Operations.

Meetings and Committees of the Board of Directors

        The Audit Committee was established in December 2003 to assist the Board in monitoring the adequacy and effectiveness of the internal and external audit functions, the Company's system of internal accounting controls, the Company's financial accounting and reporting, and the adequacy and effectiveness of systems for ensuring the Company's compliance with federal, state and local laws and regulation. The Audit Committee meets at least quarterly with management and the Company's independent auditors to review the Company's quarterly financial statements. It also reviews and approves fees paid to auditors. The Audit Committee operates under a written charter adopted by the Board of Directors. The members of the Audit Committee are: William J. Cosgrove, Chairman; Joseph E. Antonini, Lee M. Gardner, James W. Koven, and Stanley P. Roth. The Board of Directors has determined that William J. Cosgrove is an "audit committee financial expert" as defined by Securities and Exchange Commission regulations and is "independent" as defined by the listing standards of the New York Stock Exchange.

        The Compensation Committee was established in December 2003 to assist the Board in determining the remuneration of the Company's officers and other senior personnel, including base salary and incentive compensation for the Chief Executive Officer and other Company officers. The Compensation Committee administers the Company's stock compensation plans and proposes the adoption of various employee benefit plans. The Compensation Committee operates under a written charter adopted by the Board of Directors. The members of the Compensation Committee are: Joseph E. Antonini, Chairman; Charles F. Auster, Paolo Cantarella and Lee M. Gardner.

        The Governance/Nominating Committee was established in December 2003 to assist the Board in formulating, reviewing and recommending governance standards to the Board and reviews director nominees. The Governance/Nominating Committee operates under a written charter adopted by the Board of Directors. The Committee will consider director nominations brought by stockholders if properly submitted in compliance with the Company's bylaws and Delaware General Corporation Law. Stockholder recommendations must be in writing, addressed to the Corporate Secretary at Polaroid Holding Company, 1265 Main Street, Waltham, Massachusetts 02451, and should include a statement describing the qualifications and experience of the proposed candidate and the basis for nomination. The members of the Governance/Nominating Committee are: Rick A. Lazio, Chairman; Charles F. Auster, William J. Cosgrove, Joseph G. Michels and J. Michael Pocock.

        During 2003, the average attendance of directors at meetings of the Board of Directors was 98%. All current directors attended 75% or more of the meetings of the Board. There were no Committee meetings of the Board of Directors in 2003.

        The Company has a code of ethics which is filed as an exhibit to this report.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth the compensation paid to the Company's executive officers in 2003.

		Annual Compensation
					Restricted Stock Awards (# of shares)(4)
Name and Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(3)		All Other Compensation ($)(5)
J. Michael Pocock President and Chief Executive Officer	2003	484,630	711,621	124,896	707,340	—
William L. Flaherty Executive Vice President and Chief Financial Officer	2003	391,800	317,750	—	442,090	6,000
Robert B. Gregerson Vice President and General Manager, Americas and E-Commerce	2003	189,111	127,461	—	353,670	5,673
Gianfranco Palma Vice President, International and Eyewear(2)	2003	234,555	158,088	—	70,730	31,702

(1)
All amounts represent annual bonuses that were paid in February 2004. Mr. Palma's bonus was paid in euros (199,144 euros) and has been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.2597 was used and is based on the exchange rate as of December 31, 2003. The amount for Mr. Palma includes an annual bonus received in March 2003 for $62,259 (59,980 euros).

(2)
Mr. Palma is an employee of Polaroid (Italia) S.p.A. His salary was paid in euros and has been converted to U.S. dollars for purpose of presentation in this table. An exchange rate of 1.2597 was used for 2003 and is based on the exchange rate as of December 31, 2003.

(3)
Mr. Pocock received $72,752 in travel and temporary lodging and living expenses associated with his relocation to Massachusetts and $52,144 for tax gross up of these expenses. No other individual named above received perquisites or non-cash compensation exceeding the lesser of $50,000 or an amount equal to 10% of such person's salary and bonus.

(4)
The Restricted Stock Awards generally vest 25% on the first anniversary of the Management Investor's Closing Date as reflected in the Award and 12.5% every six months thereafter. The termination provisions as set forth in the Stock Purchase Agreement include the right of the Company to buy back shares of restricted stock held by the executive upon termination.

(5)
For all executives except Mr. Palma, amounts represent Company contribution to employee's 401(k) match in the Polaroid Savings Plan. For Mr. Palma, amounts represent mandatory deferred salary to the Dirigenti pension fund. These amounts were paid in euros and have been converted to U. S. dollars for purposes of presentation in this table. An exchange rate of 1.2597 was used for 2003 and is based on the exchange rate as of December 31, 2003.

Retirement Plans

        All named executive officers, other than Mr. Palma, are employees of Polaroid living in the United States and participants in the Polaroid Savings Plan. This plan contains provisions for rollovers from other qualified retirement plans; pre-tax employee contributions pursuant to Section 401(k) of the Code; a Company match of up to 3% of eligible employee cash contributions pursuant to Section 401(k) of the Code beginning in 2003, after-tax employee contributions; and discretionary Company cash contributions.

        Mr. Gianfranco Palma is a participant in the Italian compulsory contractual pension plan that operates in addition to the national/government social security pension plan (collectively, the "Plan"). Upon retirement, Mr. Palma is guaranteed a lump sum or a monthly payment under the Plan, in addition to his social security pension. The contribution to the Plan is a fixed percentage paid by Polaroid (Italia) S.p.A. and a fixed percentage withheld from Mr. Palma's gross salary. The fixed contribution percentage is 3.7% of Mr. Palma's gross salary. Mr. Palma's contribution percentage is 0.7% of his gross salary.

Board of Directors Compensation

        Directors not affiliated with One Equity Partners LLC or the Company ("Outside Directors") receive $3,500 per board meeting attended in person; $1,000 per board committee meeting attended in person as a regular member; $2,000 per board committee meeting attended in person as a chairman; and a $5,000 additional annual stipend is paid to the Audit Committee Chairman. Also, Outside Directors who are members of the Technology Investments Committee, an operating committee of the Company, receive $1,000 per meeting attended in person. In 2003, Mr. Nasser received $350,000 from the Company as compensation for his services as Non-executive Chair. In addition Mr. Nasser purchased 1,061,010 shares of restricted stock pursuant to the Restricted Stock Purchase Program.

        Starting in January 2004, the Board authorized the Company to make the payment of $350,000 to Mr. Nasser through OEP in compensation for his services to the Company as Non-executive Chair. Such payments shall be made monthly in advance through calendar 2004, unless prior thereto, Mr. Nasser resigns as member of the Board, in which case such payments shall cease as of the date of resignation.

Employment Agreements

        Effective March 1, 2003, the Company entered into a three-year employment contract with Mr. Pocock, as the Company's President and Chief Executive Officer. This contract is automatically renewed unless either party gives the other 180 days prior written notice of its or his intention not to renew this Agreement. In addition to the normal benefits provided to any executive, Mr. Pocock's contract provides: (i) a base salary of $600,000; (ii) a sign-on bonus of $100,000; (iii) $20,000 for legal fees associated with negotiating his employment contract; (iv) the opportunity to purchase 707,340 shares of restricted stock pursuant to the Restricted Stock Purchase Program; (v) temporary living and travel expenses until August 31, 2004; (vi) if his employment is terminated without "Cause" or for "Good Reason" (as each such terms are defined), and if after 30 days notice period the breach is not cured, Mr. Pocock is entitled to receive severance benefits for a twenty-four month period. If such termination is after Mr. Pocock's first year anniversary, he shall be entitled to a severance cash amount equal to 200% of Mr. Pocock's base pay payable in two installments half on termination and the second payment one year following Mr. Pocock's termination. In addition to the cash severance payment, Mr. Pocock shall be entitled to a pro rata annual bonus, medical, dental, disability and life insurance for the severance period and outplacement services up to $35,000.

        On July 31, 2002, Polaroid entered into a three-year employment contract with William L. Flaherty as the Company's Executive Vice President and Chief Financial Officer. In addition to the normal benefits provided to any executives at this level, his contract provides: (i) a base salary of $390,000; (ii) if employment is terminated without "Cause" or for "Good Reason" (as each such terms are defined), and if after 30 days notice period the breach is not cured, Mr. Flaherty is entitled to receive severance benefits for an eighteen-month severance period. These benefits include base salary continuation and medical, dental, disability and life insurance for the severance period. In addition, Mr. Flaherty is entitled to a pro rata annual bonus in the year of termination and outplacement services up to $35,000.

        On May 1, 2003, the Company entered into an employment agreement with Robert B. Gregerson, as the Company's Vice President, General Manager, Americas. In addition to the normal benefits provided to any executives at this level, Mr. Gregerson's agreement provides a base salary of $330,000, and if employment is terminated without "Cause" (as such term is defined) on or before July 31, 2005, Mr. Gregerson is entitled to receive severance benefits for a twelve month severance period. These benefits include base salary continuation and medical, dental, and life insurance for the severance period. In addition, Mr. Gregerson is entitled to a pro rata annual bonus in the year of termination and outplacement services up to $15,000.

        On January 27, 2004, the Company entered into an employment agreement with Ira H. Parker as the Company's Vice President and Chief Legal Officer. In addition to the normal benefits provided to any executives at this level, Mr. Parker's agreement provides a base salary of $325,000, and if employment is terminated without "Cause" (as such term is defined), on or before one year from date of hire, Mr. Parker is entitled to receive severance benefits for a twelve month severance period. These benefits include base salary continuation and medical, dental, and life insurance for the severance period. In addition, Mr. Parker is entitled to a pro rata annual bonus in the year of termination.

        On May 7, 2003, the Company entered into an employment agreement with Mark H. Payne as Vice President, Operations Planning. In addition to the normal benefits provided to any executives at this level, Mr. Payne's agreement provides a base salary of $235,000, and if employment is terminated without "Cause" (as such term is defined) on or before July 31, 2004, or his duties and responsibilities are materially diminished, or he is relocated to a principal place of employment more than 50 miles from Waltham, Massachusetts, Mr. Payne is entitled to receive severance benefits for a six month severance period. These benefits include: base salary continuation and medical, dental and life insurance for the severance period. In addition, Mr. Payne is entitled to a pro rata annual bonus in the year of termination.

        On April 9, 2004, Polaroid (Italia) S.p.A., one of the consolidated subsidiaries of Holding, entered into an employment agreement with Gianfranco Palma, Vice President, International and Eyewear. In addition to the normal benefits provided to any executives at this level, Mr. Palma's agreement provides a base salary of 310,565 euros and the use of a Company car.

Executive Programs

Restricted Stock Purchase Program

        Refer to "Stockholders Agreement" in Item 13. Certain Relationships and Related Transactions, below.

Annual Bonus Awards

        All of the Company's officers, and other executives are eligible for annual cash bonuses pursuant to the Polaroid Incentive Plan for executives. The primary factor that determines whether an award is paid is the Company's corporate performance based on its "Revenue," "EBITDA" and "Year-End Adjusted Net Cash" (as such terms are defined). For executives who are responsible for regional performance the corporate and regional factors are considered. Factors that are considered in the region include the regional revenue and operating profit. For 2004, individual performance will also play a significant role in the determination of an individual's award.

Additional Information with Respect to Compensation Committee

        The Company did not have a compensation committee prior to December 2003. During 2003, decisions regarding compensation of officers were made by the entire Board of Directors. No officer or employee participated in these decisions. In December 2003, the Company established a Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table contains certain information regarding the beneficial ownership of the Company's outstanding Common Stock and Preferred Stock as of April 9, 2004, by each person or entity who is known by the Company to own beneficially more than 5% of the Common Stock or Preferred Stock of the Company, each of the named executive officers of the Company, executive officers and each director of the Company; and all Directors and Executive Officers as a group. Individuals have sole voting and investment power with regard to the stock unless otherwise indicated in the footnotes.

	Common Stock		Series A 8.0% Cumulative Compounding Preferred Stock
Name	Shares Beneficially Owned	Percent of Class	Shares Beneficially Owned	Percent of Class
Directors and Named Executive Officers(1)
Jacques A. Nasser	1,061,010	3.0%	0	—
Joseph E. Antonini	42,440	*	0	—
Charles F. Auster	75,000	*	1,088	*
Paolo Cantarella	42,440	*	0	—
Lee M. Gardner	16,667	*	242	*
James W. Koven	4,167	*	60	*
Rick A. Lazio	42,440	*	0	—
Joseph G. Michels	42,440	*	0	—
Stanley P. Roth	42,440	*	0	—
William J. Cosgrove	32,690	*	0	—
J. Michael Pocock	707,340	2.0%	0	—
William L. Flaherty	442,090	1.3%	0	—
Gianfranco Palma	170,730	*	0	—
Robert B. Gregerson	353,670	1.0%	0	—
All Directors and Executive Officers as a Group (16 persons)	3,364,081	9.6%	1,390	*
Five Percent Owners
One Equity Partners LLC(1)(2) 320 Park Avenue New York, NY 10022	18,745,000	53.4%	268,560	60.2%
Primary PDC, Inc. 1265 Main Street Waltham, MA 02451	10,769,230	30.7%	156,150	35.0%

*
Less than 1%

(1)
Each person is a party to the Amended and Restated Securities Holders Agreement described in Item 13. Certain Relationships and Related Transactions below.

(2)
Common Stock includes 223,600 shares owned by OEP Co-Investors LLC, which was formed for the benefit of certain executive employees of Bank One and its affiliates. OEP Co-Investors LLC is an affiliate of, and indirectly controlled by, the same entity that controls OEP. OEP disclaims beneficial ownership of such shares. Common Stock excludes (i) 2,375,015 shares of Common Stock held by Management Investors (as defined in Item 13. Certain Relationships and Related Transactions below) who are parties to the Amended and Restated Securities Holders Agreement, and (ii) 1,255,000 shares of Common Stock held by certain executive employees of OEP. Including these shares, OEP would beneficially own 22,375,015, or 63.7% of the outstanding Common Stock; however, OEP disclaims beneficial ownership of such shares.

All officers and directors other than Messrs. Koven, Auster and Gardner own their shares pursuant to a Restricted Stock Award with graduated vesting. As of April 1, 2004, 37.5% of the shares listed above are vested for Messrs. Nasser, Antonini, Cantarella, Lazio, Michels, Roth, Cosgrove, Pocock, Flaherty, Palma, Payne, and Gregerson. For Mr. Parker, no shares have vested.

Item 13. Certain Relationships and Related Transactions

        The Company paid approximately $5.3 million to OEP for financial advisory services and expenses performed in connection with the Transaction. In addition, at the time of the Transaction the Company entered into a ten-year management agreement with OEP covering certain business and organizational strategy, and financial and investment management services. Under the agreement, OEP will receive an annual retainer of $0.6 million, which is payable quarterly and has the option to provide any transaction-related services for any acquisition, divestiture, financing or other transaction in which the Company may be involved for an additional fee. Jacques Nasser, Lee Gardner, Charles Auster and James Koven, directors of the Company, are a senior partner, a senior partner, a partner and a vice president, respectively, of OEP.

        In 2003 Mr. Nasser recieved $350,000 from the Company as compensation for his services as Non-executive Chair. In addition, Mr. Nasser purchased 1,061,010 shares of restricted stock pursuant to the Restricted Stock Purchase Program. Starting in January 2004, the Board authorized the Company to make the payment of $350,000 to Mr. Nasser through OEP in compensation for his services to the Company as Non-executive Chair.

Stockholders Agreement

General

        Holding and OEP have entered into an Amended and Restated Securities Holders Agreement (the "Securities Holders Agreement") among the Company, OEP and certain members of management who have purchased stock pursuant to the Restricted Stock Purchase Program described below. Each party to the Securities Holders Agreement other than Holding is called an "Investor." The Securities Holders Agreement contains provisions regarding the voting, sale or other transfer of the securities governed thereby and also contains provisions applicable to a sale of Holding. These provisions are summarized below. The following description of the material terms of the Securities Holders Agreement is qualified in its entirety by the Securities Holders Agreement, a copy of which is filed as an exhibit hereto. Individuals agreeing to be bound by its terms signed the initial document or a joinder.

Transfer Restrictions

        Pursuant to the Securities Holders Agreement, an Investor (other than OEP) can only transfer Holding's securities to immediate family members and certain trusts for estate planning purposes.

Sale of the Company

        If OEP approves a sale of Holding (whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise) prior to Holding's first qualified public offering, all of the other Investors can be required to vote in favor of such sale of Holding and sell their shares on the same terms as OEP. Additionally, all of the other Investors agree to take all necessary and desirable actions in connection with the consummation of the sale of Holding (including foregoing dissenters' and appraisal rights). A "qualified public offering" is a public offering that results in proceeds to Holding of at least $50,000,000.

Sale of the Company Common Stock by OEP

        Except in certain instances, OEP may not sell any of its Common Stock unless all other Investors are given the opportunity to sell their shares on a pro rata basis and on the same terms as OEP. Instances where OEP can sell its Common Stock without triggering any of these rights held by other Investors include (i) sales of Common Stock that in the aggregate do not exceed 15% of the outstanding Common Stock, (ii) sales in connection with a sale of Holding, (iii) sales in a public offering and (iv) sales to OEP affiliates and permitted transferees of OEP.

Voting Agreements

        So long as OEP and its affiliates and permitted transferees own 35% of the outstanding Common Stock, each Investor agrees to take all necessary actions to ensure that the size and composition of the Board of Directors of the Company is consistent with OEP's designation (including resignations and replacements).

Termination

        The rights of OEP in connection with a sale of Holding, the rights of Investors in connection with a sale of Common Stock by OEP, and the voting agreement provisions in the Securities Holders Agreement terminate upon the first qualified public offering by the Company.

Management Investors

        The Company implemented a Restricted Stock Program in 2003. Directors and Officers of the Company who purchase Common Stock pursuant to the Restricted Stock Purchase Program are called "Management Investors." The purchase price of such shares is nominal. Pursuant to the Securities Holders Agreement, the Company has special rights with regards to the Common Stock held by the Management Investors. For example, the Company has the right to repurchase the Common Stock held by Management Investor if such Management Investor leaves the Company. If such Management Investor's employment or service on the Board of Directors is terminated for Cause, the purchase price for his or her Common Stock is the lower of fair market value as determined by the Board of Directors or the original cost of such Common Stock to the Management Investor. If such Management Investor's employment or service on the Board of Directors is terminated for any other reason, the purchase price for his or her vested shares of Common Stock will be the fair market value of such shares, and the purchase price for his or her unvested shares will be $0.04 per share (as subsequently adjusted for any stock dividend upon, or subdivision or combination of, or like change). Twenty-five percent of the total number of shares granted to each Management Investor vests on the anniversary of the Management Investor's Closing Date (as defined in the Securities Holders Agreement) and 12.5% of the total grant vests each six months thereafter.

Registration Rights Agreement with OEP and Other Investors

General

        Holding and OEP have entered into an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement") among the Company, OEP and certain members of management who have purchased stock pursuant to the Restricted Stock Purchase Program described above. The following description of the material terms of the Registration Rights Agreement is qualified in its entirety by the Registration Rights Agreement, a copy of which is filed as an exhibit hereto. Individuals agreeing to be bound by its terms signed the initial document or a joinder.

Piggyback Registration Rights

        The Registration Rights Agreement grants investors who are a party to the agreement the right to participate as a selling stockholder in any registered offerings of Holding's securities, other than debt offerings and offerings related to employee stock and option plans. These rights are exercisable six months after the Company's first qualified public offering. The Company shall have priority in any registered offering that was initiated for the Company's own account, and OEP and its affiliates and permitted transferees shall have priority in any registered offering initiated for their own accounts. For any underwritten registration other than a demand registration described below, the Company shall have the right to select the underwriters.

Demand Registration Rights

        Pursuant to the Registration Rights Agreement, OEP, its affiliates and permitted transferees have the right to demand an unlimited number of registrations for their Common Stock and Preferred Stock. These demand rights are exercisable at any time, including prior to the Company's first qualified public offering, subject to any "blackout period." If a demand registration is an underwritten offering, OEP has the right to select the underwriters, subject to the Company's approval.

Blackouts

        The Company has the customary right to suspend, at any time (but not to exceed one time in any twelve-month period), the registration process, and/or suspend a holder's ability to use a prospectus if certain significant corporate events are contemplated.

Expenses

        The Company shall pay all customary costs and expenses associated with each registration, including for each registration statement prepared, the reasonable fees and expenses of one firm of attorneys selected by the holders of a majority of the shares of registrable securities covered by such registration. Holders of registrable securities being covered by a registration will pay underwriting discounts, commissions and applicable transfer taxes, if any, on shares sold by them.

Termination

        The Registration Rights Agreement terminates on the tenth anniversary of the date of the agreement.

Item 14. Principal Accountant Fees and Services

        KPMG LLP has been the Company's independent auditors since the Transaction. KPMG LLP was Primary's independent auditors prior to the Transaction. The Audit Committee of the Board of Directors manages the Company's relationship with KPMG LLP as its independent auditors and has adopted policies and procedures which require the Audit Committee to pre-approve all audit, audit-related, non-audit and tax services.

        The following table shows the fees paid, accrued or incurred by the Company and by the Predecessor for audit, audit related, tax and other services provided by KPMG LLP for the periods presented below.

        Fees Paid to KPMG LLP were as follows:

	Company		I	Predecessor
	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	I I	Seven Month Period ended July 31, 2002
Audit Fees(1)	$1,636,550	$1,509,998	I	$345,683
Audited Related Fees(2)	20,314	60,352	I	645
Tax Fees(3)	502,408	573,862	I	27,418
All Other Fees(4)	1,133	—	I	3,765
			I
Total	$2,160,405	$2,144,212	I	$377,511
			I

(1)
Audit fees include the audits of the Company's annual 2003 financial statements, the Company's financial statements for the five month period ended December 31, 2002, the Company's August 1, 2002 opening balance sheet, the Predecessor's results of opening balance sheet, the Predecessor's results of operations, cash flows and changes in equity for the seven month period ended July 31, 2002, and the reviews of quarterly financial statements in 2003 and 2002, and statutory filings and regulatory filings.

(2)
Audit-related fees consist primarily of benefit plan audits and audit related services performed on behalf of the Company's Board of Directors.

(3)
Tax fees include services for tax compliance and tax consultation and planning.

(4)
Other fees consisted of secretarial services provided to an International subsidiary.

        All of the services described above for the Company were approved by the Company's Board of Directors or Audit Committee.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  a)
  The following are filed as part of this Report:

  (1)
  The Financial Statements listed in the Table of Contents (see Part II, Item 8 of this Report).

  (2)
  The Financial Statement Schedule listed in the Table of Contents to Financial Statements and Supplementary Data (see Part II, Item 8 of this Report).

  (3)
  Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Polaroid Holding Company, dated as of February 6, 2004
3.2	Amended and Restated Bylaws of Polaroid Holding Company as of May 21, 2003
4.1	Article Fourth, Section A(2), Series A 8% Cumulative Compounding Preferred Stock in Restated Certificate of Incorporation
4.2	Amended and Restated Registration Rights Agreement by and among Polaroid Holding Company, One Equity Partners, LLC and "Other Investors" dated as of February 5, 2003
10.1(a)	Second Amended and Restated Asset Purchase Agreement by and among OEP Imaging Corporation and Polaroid Corporation and The Polaroid Subsidiaries Identified Therein, dated as of July 3, 2002
10.1(b)	Amendment No. 1 to Second Amended and Restated Asset Purchase Agreement dated as of July 31, 2002
10.1(c)	Management Agreement between One Equity Partners LLC and OEP Imaging Operating Corporation, dated as of July 31, 2002
10.1(d)	Transaction Fee Letter from One Equity Partners LLC to OEP Imaging Corporation and OEP Imaging Operating Corporation, dated July 31, 2002
10.1(e)	Form of Restricted Stock Purchase Agreement by and among Polaroid Holding Company and The Management Investors
10.1(f)	Polaroid Holding Company 2004 Stock Option Plan
10.1(g)	Form of Polaroid Holding Company Bonus Agreement
10.1(h)	Amended and Restated Securities Holders Agreement dated as of February 5, 2003, by and among Polaroid Holding Company, One Equity Partners LLC and The Other Investors
10.2
$100,000,000 Credit Agreement dated as of July 29, 2002 among OEP Imaging Corporation (to be renamed Polaroid Holding Company) as the Company, and OEP Imaging Operating Corporation (to be renamed Polaroid Corporation), Polaroid Contracting C.V., Polaroid (Europa) B.V., Polaroid Trading B.V., Polaroid Canada Inc., Polaroid GmbH, Polaroid (U.K.) Limited, Polaroid Far East Limited and Nippon Polaroid K. K. as Borrowers, and The Lenders and Issuers Party Hereto, and Citicorp USA, Inc. as Domestic Administrative Agent and Domestic Collateral Agent, and Bank of America, N.A. as Foreign Administrative Agent and Foreign Collateral Agent, and Citicorp USA, Inc. as Foreign Syndication Agent, and Bank of America, N.A. as Domestic Syndication Agent

10.2(a)	Fifth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, dated August 5, 2003
10.2(b)	Sixth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, dated November 14, 2003
10.3(a)	Employment Agreement, effective May 30, 2003, between Polaroid Holding Company and Polaroid Corporation and John Michael Pocock
10.3(b)	Amendment dated August 7, 2003, to Employment Agreement dated May 30, 2003, by and among Polaroid Holding Company, Polaroid Corporation and John Michael Pocock
10.3(c)	Employment Agreement, effective July 31, 2002, between Polaroid Corporation and William L. Flaherty
10.3(d)	Employment Agreement, effective May 27, 2003, between Polaroid Corporation and Robert B. Gregerson
10.3(e)	Employment Agreement, dated April 9, 2004, between Polaroid (Italia) S.p.A. and Gianfranco Palma
10.3(f)	Temporary Assignment Agreement, effective April 2, 2002, between Polaroid (Italia) S.p.A. and Gianfranco Palma
10.3(g)	Employment Agreement, effective February 23, 2004, between Polaroid Corporation and Ira H. Parker
10.3(h)	Employment Agreement, dated May 6, 2003, between Polaroid Corporation and Mark H. Payne
14	Code of Ethics and Business Conduct, effective September 1, 2003
21	Subsidiaries of Registrant
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  b)
  Reports on Form 8K

            No reports were filed through December 31, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLAROID HOLDING COMPANY
By:	/s/ J. MICHAEL POCOCK J. Michael Pocock Chief Executive Officer and President (principal executive officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ JACQUES A. NASSER Jacques A. Nasser	Director and Non-Executive Chairperson	April 14, 2004
/s/ J. MICHAEL POCOCK J. Michael Pocock	Director, Chief Executive Officer and President (principal executive officer)	April 14, 2004
/s/ WILLIAM L. FLAHERTY William L. Flaherty	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 14, 2004
/s/ JOSEPH E. ANTONINI Joseph E. Antonini	Director	April 14, 2004
/s/ CHARLES F. AUSTER Charles F. Auster	Director	April 14, 2004
/s/ PAOLO CANTARELLA Paolo Cantarella	Director	April 14, 2004
/s/ WILLIAM J. COSGROVE William J. Cosgrove	Director	April 14, 2004
/s/ LEE M. GARDNER Lee M. Gardner	Director	April 14, 2004
/s/ JAMES W. KOVEN James W. Koven	Director	April 14, 2004
/s/ RICK A. LAZIO Rick A. Lazio	Director	April 14, 2004
/s/ JOSEPH G. MICHELS Joseph G. Michels	Director	April 14, 2004
/s/ STANLEY P. ROTH Stanley P. Roth	Director	April 14, 2004