Form 10-Q
period 2004-03-28
POLAROID HOLDING CO
filed 2004-05-11
CIK 1227728

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 6, 2004, the number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 35,124,794.

        The information in this report gives affect to a 10-for-1 stock split of the Registrant's Common Stock and Preferred Stock that occurred on July 24, 2003.

POLAROID HOLDING COMPANY
FORM 10-Q
For the Quarter Ended March 28, 2004
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Earnings

Polaroid Holding Company and Subsidiary Companies
Three month periods ended March 28, 2004 and March 30, 2003
(in millions, except per share and share amounts)
(unaudited)

	First Quarter
	2004	2003
Net sales	$171.5	$183.0
Cost of goods sold	87.8	92.5
Marketing, research, engineering and administrative expenses	67.0	67.1
Restructuring charges	1.0	0.5

Total costs	155.8	160.1

Profit from operations	15.7	22.9
Other income/(expense)	(0.4)	2.8
Interest expense	(0.6)	(1.0)

Earnings before income tax expense	14.7	24.7
Federal, state and foreign income tax expense	2.2	8.5

Net earnings	$12.5	$16.2

Basic earnings per common share	$0.38	$0.47
Diluted earnings per common share	$0.34	$0.47
Cash dividends per common share	—	—
Weighted average common shares used for basic earnings per common share calculation (in thousands)	30,769	30,769
Weighted average common shares used for diluted earnings per common share calculation (in thousands)	34,444	31,057

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

Polaroid Holding Company and Subsidiary Companies
(in millions)
(unaudited)

	March 28, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$120.8	$166.8
Receivables, net of allowances of $10.2 at March 28, 2004 and $10.0 at December 31, 2003	88.9	77.8
Inventories:
Raw materials	26.0	27.2
Work-in-process	84.4	83.2
Finished goods	41.7	36.5

Total inventories	152.1	146.9
Assets held for sale	4.2	4.2
Prepaid expenses and other current assets	54.2	51.0

Total current assets	420.2	446.7
Property, plant and equipment
Total property, plant and equipment	38.7	33.0
Less: Accumulated depreciation	3.7	2.3

Net property, plant and equipment	35.0	30.7
Deferred tax assets	1.9	1.9
Other non-current assets	33.3	34.4

Total assets	$490.4	$513.7

Liabilities and stockholders' equity
Current liabilities
Payables and accruals	$117.8	$137.5
Compensation and benefits	24.0	41.7
Federal, state and foreign income taxes	26.2	25.9

Total current liabilities	168.0	205.1
Non-current pension liability	32.0	29.9
Other non-current liabilities	14.4	14.5
Preferred Stock	44.6	44.6
Common stockholders' equity
Common Stock, $.001 par value	—	—
Additional paid-in capital	8.2	3.5
Retained earnings	211.9	199.4
Accumulated other comprehensive income	15.6	17.0
Less: Treasury stock	(1.0)	—
Deferred compensation	(3.3)	(0.3)

Total common stockholders' equity	231.4	219.6

Total liabilities and common stockholders' equity	$490.4	$513.7

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Polaroid Holding Company and Subsidiary Companies
Three month periods ended March 28, 2004 and March 30, 2003
(in millions)
(unaudited)

	First Quarter
	2004	2003
Cash flows from operating activities
Net earnings	$12.5	$16.2
Depreciation of property, plant and equipment	0.9	0.3
Deferred taxes	—	1.6
Other non-cash items	0.6	0.2
Decrease/(increase) in receivables	(10.6)	5.2
Increase in inventories	(5.3)	(4.9)
Decrease/(increase) in prepaids and other assets	(6.2)	2.2
Decrease in payables and accruals	(17.1)	(15.7)
Decrease in compensation and benefits	(18.3)	(2.9)
Increase in federal, state and foreign income taxes payable	0.5	0.5

Net cash provided/(used) by operating activities	(43.0)	2.7
Cash flows from investing activities
Decrease in other assets	3.0	0.7
Additions to property, plant and equipment	(4.6)	(3.5)

Net cash used by investing activities	(1.6)	(2.8)
Cash flows from financing activities
Repayment of short-term debt	—	(2.5)
Repurchase of treasury stock	(1.0)	—

Net cash used by financing activities	(1.0)	(2.5)
Effect of exchange rate changes on cash	(0.4)	0.1

Net decrease in cash and cash equivalents	(46.0)	(2.5)
Cash and cash equivalents at beginning of period	166.8	140.0

Cash and cash equivalents at end of period	$120.8	$137.5

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Accounting Information

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of Polaroid Holding Company and its domestic and foreign subsidiaries, all of which are either wholly owned or majority owned (collectively, the "Company"). Intercompany transactions have been eliminated. The information furnished in this interim unaudited report reflects all normal adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

        The Company's results of operations for the three month period ended March 28, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Form 10-K for the fiscal year ended December 31, 2003. As noted therein, the Company's Form 10-K for the fiscal year ended December 31, 2003 does not contain all of the financial information that is required by the rules and regulations applicable to such report, and the absence of such information could be material to investors.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain prior period information has been reclassified to conform with the presentation for 2004.

Cash payments for Interest and Income Taxes

        The Company's cash payments for interest and income taxes for the three month periods ended March 28, 2004 and March 30, 2003 were as follows (in millions):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Cash payments for:
Interest	$0.2	$0.6
Income taxes	$1.0	$8.3

2.     Earnings per Share

        The numerators and denominators of the basic and diluted earnings per common share computations for the Company's reported net earnings available to common stockholders were as follows (in millions except share and per share amounts):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Net earnings	$12.5	$16.2
Less: preferred dividends	0.9	1.8

Net earnings available to common stockholders	$11.6	$14.4
Weighted average number of common shares outstanding used for basic earnings per common share (in thousands)	30,769	30,769
Weighted average number of potentially dilutive restricted common shares outstanding (in thousands)	3,675	288

Weighted average number of common shares outstanding used for diluted earnings per common share (in thousands)	34,444	31,057
Basic earnings per common share	$0.38	$0.47
Diluted earnings per common share	$0.34	$0.47

3.     Stock-based Compensation

        The Company accounts for its stock-based compensation under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provides disclosure related to its stock-based compensation under the provisions of SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

        In the first quarter of 2004, the Company sold 843,900 restricted shares of its Common Stock for a nominal amount to certain executives and a director of the Company pursuant to the Company's Restricted Stock Purchase Program. These sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to restrictions, including those on voting rights, transfers, sales and other matters, and are subject to repurchase by the Company under certain circumstances. The intrinsic value, based on the estimated fair value, of these shares at the time of sale of $4.7 million was recorded by the Company as deferred compensation in common stockholders' equity.

        Concurrent with the sale of the restricted stock in the first quarter of 2004, the Company purchased 170,901 shares of the newly issued restricted stock for $1.0 million. The Company did not pay the purchase price to the participants but instead will use the purchase price of these shares to pay a portion of the plan participants' income tax liability on these restricted stock awards. In addition, the Company awarded a bonus of $1.1 million in the first quarter of 2004 to the plan participants that will be used to pay most of the participants' remaining income tax liability associated with these restricted stock grants. The bonus was recorded in general and administrative expenses in the first quarter of 2004. The deferred compensation of

$1.0 million related to the shares repurchased was recognized as a non-cash expense in general and administrative expenses in the first quarter of 2004. The remainder of the deferred compensation related to the new restricted stock awards will be recognized as a non-cash expense in general and administrative expenses on a straight line basis over the four year vesting period for these shares beginning with an expense of $0.6 million in the first quarter of 2004.

        In the first quarter of 2003, the Company sold 2,855,390 shares of its Common Stock for a nominal amount to certain executives and directors pursuant to the Company's Restricted Stock Purchase Program. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to restrictions, including those on voting rights, transfers, sales and other matters, and are subject to repurchase by the Company under certain circumstances. The intrinsic value, based on the estimated fair value, of these shares at the time of sale of $0.3 million was recorded by the Company as deferred compensation in common stockholders' equity and is being recognized in general and administrative expense on a straight line basis over the four year vesting period for these shares.

        In the first quarter of 2004, the Company adopted the 2004 Stock Option Plan under which directors, executives and key employees may be granted options to purchase shares of the Company's Common Stock. A total of 915,735 shares of the Company's Common Stock has been authorized for issuance under the 2004 Stock Option Plan. Once purchased, these shares of Common Stock would be subject to restrictions, including those on voting rights, transfers, sales and other matters, and would be subject to repurchase by the Company under certain circumstances. In the first quarter of 2004, the Company granted a total of 452,901 stock options to certain executives and a director with an exercise price equal to the estimated fair value of the Company's Common Stock on the grant date. These options have a term of ten years from the date of grant and 25% of the options vest one year after the date specified in the grant (which in some cases is prior to the grant date) and 12.5% vest every six months thereafter over the following three year period.

        If compensation cost for the Company's stock option awards had been determined based on the fair value at grant date for awards under the plans consistent with SFAS 123, the Company's net earnings and basic and diluted earnings per common share, based on net earnings available to common stockholders, would have been changed to the pro forma amounts as follows (in millions except per share data):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Net earnings, as reported	$12.5	$16.2
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	1.3	—
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1.4)	—

Pro forma net earnings	12.4	16.2
Less: Preferred dividends	0.9	1.8

Pro forma net earnings available to common stockholders	$11.5	$14.4
Basic earnings per share:
As reported	$0.38	$0.47
Pro forma	$0.37	$0.47
Diluted earnings per share:
As reported	$0.34	$0.47
Pro forma	$0.33	$0.47

        The fair value of each of the Company's stock option grants was estimated on the grant date using the Minimum Value Method with the following weighted average assumptions:

Dividend yield	—
Risk free interest rate	4.4%
Expected option life	10 years

        A summary of the Company's fixed stock option awards as of March 28, 2004 and the changes for the period from January 1 to March 28, 2004 is presented below:

	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at January 1, 2004	—	—
Granted	453	$5.59
Exercised	—	—
Forfeited	—	—

Outstanding at March 28, 2004	453	$5.59

        None of the Company's fixed stock option awards outstanding at March 28, 2004 were exercisable.

4.     Short-term Debt

        At March 28, 2004, the Company had no outstanding short-term debt under its $100 million credit facility (the "Credit Agreement"). In the first quarter of 2003, the Company repaid $2.5 million of the outstanding balance under the term loan provision of its Credit Agreement.

5.     Comprehensive Income

        The Company's total comprehensive income for the three month periods ended March 28, 2004 and March 30, 2003 were as follows (in millions):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Net earnings	$12.5	$16.2
Other comprehensive income/(loss):
Change in unrealized gains and (losses) on available for sale securities	(0.1)	—
Change in cumulative translation adjustment	(1.3)	2.0

Total comprehensive income	$11.1	$18.2

        Accumulated other comprehensive income as of March 28, 2004, consisted of foreign currency translation adjustments of $15.7 million offset by an unrealized loss on available for sale securities of $0.1 million. Accumulated other comprehensive income as of December 31, 2003 consisted of unrealized foreign currency translation adjustments of $17.0 million. There were no tax effects associated with the amounts recorded in accumulated other comprehensive income at March 28, 2004 or December 31, 2003.

6.     Business Segments

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

        The following is a summary of information related to the Company's business segments (in millions):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Net sales to customers:
Americas Region	$85.7	$101.1
International Region	59.1	58.8
Global Manufacturing	—	—
R&D	—	—
All Other	26.7	23.1

Segment net sales to customers	171.5	183.0
Corporate	—	—

Total net sales to customers	$171.5	$183.0

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Profit/(loss) from operations:
Americas Region	$30.6	$32.5
International Region	16.6	10.5
Global Manufacturing	(7.4)	0.2
R&D	(9.5)	(7.3)
All Other	9.2	5.8

Segment profit from operations	39.5	41.7
Corporate	(23.8)	(18.8)

Total profit from operations	$15.7	$22.9

7.     Restructuring Charges

        In the first three months of 2004, the Company recorded restructuring charges of $1.0 million. These charges were recorded in the non-segment Corporate category and represented charges for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, primarily in the International Region, certain operations in Global Manufacturing and certain non-segment Corporate operations. These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs.

        The following table summarizes the Company's reserves established for restructuring severance programs and the related cash charges for the three month period ended March 28, 2004 (in millions):

Balance at December 31, 2003	$2.5
Restructuring charges	1.0
Cash payments	(1.8)

Balance at March 28, 2004	$1.7

        In the first three months of 2003, the Company recorded restructuring charges of $0.5 million. These charges were recorded in the non-segment Corporate category and represented charges for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, primarily in the Americas Region, certain operations in Global Manufacturing and certain non-segment Corporate operations. These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs.

        The following table summarizes the Company's reserves established for restructuring at December 31, 2003 and the related cash and non-cash charges for the three month period ended March 30, 2003 (in millions):

	Severance	Exit Costs	Total
Balance at December 31, 2002	$8.6	$0.2	$8.8
Restructuring charges	0.5	—	0.5
Cash payments	(4.9)	(0.1)	(5.0)
Non-cash charges	—	(0.1)	(0.1)

Balance at March 30, 2003	$4.2	—	$4.2

8.     Income Taxes

        The Company's effective income tax rate was 15% for the three month period ended March 28, 2004 and 34% for the three month period ended March 30, 2003. The Company's effective tax rate in the first quarter of 2004 differed from the United States federal statutory rate of 35% primarily due to the use of income tax benefits from certain of the Company's foreign operations.

9.     Pension Plans

        The components of the Company's net periodic pension expense for its manufacturing subsidiaries in the United Kingdom and the Netherlands with trusteed, contributory defined benefit pension plans for the three month periods ended March 28, 2004 and March 30, 2003 were as follows (in millions):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Service cost	$1.7	$1.5
Interest cost	4.1	3.7
Expected return on assets	(4.8)	(4.3)

Net periodic pension cost	$1.0	$0.9

        The Company expects to contribute a total of approximately $6.6 million to these pension plans in fiscal 2004. As of March 28, 2004, approximately $1.5 million of cash contributions have been made to these pension plans. Therefore, the Company expects to make $5.1 million of additional cash contributions to fund these pension plans during the remainder of fiscal 2004.

10.   New Accounting Standards

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. For unmodified financial instruments existing at May 31, 2003, SFAS 150 is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The Company adopted SFAS 150 in 2003 and this adoption did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 requires the identification of the Company's participation in variable interest entities (VIE). FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Under this new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company adopted the provisions of FIN 46R in the first quarter of 2004 and this adoption did not have a material impact on its financial position or results of operations.

11.   Common Stockholder's Equity

        As of March 28, 2004, the Company had authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share (the "Common Stock"), of which 35,124,794 shares were issued and outstanding. In the first quarter of 2004, the Company repurchased 170,901 shares of its restricted Common Stock (see Note 3) for $1.0 million and recorded this repurchase as treasury stock.

12.   Legal Proceedings

        On December 1, 2003, Primary PDC, Inc. ("Primary") filed a motion (the "Estate Costs Motion") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court") seeking to compel the Company to satisfy its purported obligation under the asset purchase agreement between the Company and Primary to pay $7.0 million of estate costs to Primary. On December 9, 2003, the Company filed an objection to the relief requested in the Estate Costs Motion on the basis that the conditions giving rise to the Company's alleged obligations under the asset purchase agreement to provide $7.0 million were not satisfied. By orders entered on December 29, 2003 and on December 31, 2003 (collectively the "Estate Cost Orders"), the U.S. Bankruptcy Court granted the Estate Costs Motion, and directed the Company to fund the $7.0 million in estate costs.

        The Company filed a notice on February 6, 2004 appealing the U.S. Bankruptcy Court's approval of the Estate Costs Motion (the "Appeal"). In connection with the Appeal, the Company was required to post a $7.5 million bond and provide cash collateral equal to that amount. The Company posted this bond in January 2004. The Company had accrued $7.0 million for its potential liability for the estate costs as of December 31, 2003. The cash payment by the Company to collateralize the bond in January 2004 was recorded in other current assets.

        After the U.S. Bankruptcy Court granted (at the Company's request) a temporary stay of the Estate Cost Orders, the Company filed an emergency motion for a continued stay (the "Stay Motion") in the U.S. District Court for the District of Delaware (the "U.S. District Court"). By order dated March 15, 2004, the U.S. District Court granted the Stay Motion, such that the Estate Cost Orders have been stayed until a decision on the Appeal. The Appeal remains pending as of the date of this report on Form 10-Q.

13.   Subsequent Event

        In April 2004, the Company paid a dividend of $1.4 million on its Series A 8% Cumulative Compounding Preferred Stock (the "Preferred Stock") (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million.

14.   Independent Accountants' Review Report

        The consolidated financial statements of the Company for the three month periods ended March 28, 2004 and March 30, 2003 have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the consolidated financial statements for these periods appears on the following page.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Polaroid Holding Company and Subsidiary Companies

        We have reviewed the accompanying consolidated balance sheet of Polaroid Holding Company and Subsidiary Companies as of March 28, 2004 and the related consolidated statements of earnings and cash flows for the three month periods ended March 28, 2004 and March 30, 2003. These consolidated financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Polaroid Holding Company and Subsidiary Companies as of December 31, 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Boston, Massachusetts
April 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "seek", "goal", "outlook", "target", "intend", "will", "estimate" and "potential" among others. Actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors, which include, but are not limited to those set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report for the fiscal year ended December 31, 2003 filed with the SEC on Form 10-K on April 14, 2004 (the "Form 10-K"). The Registrant assumes no obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

Background

        The following information should be read in conjunction with the information on the Company in Part I Item 1. Financial Statements and in conjunction with the Form 10-K. As noted therein, the Company's Form 10-K for the fiscal year ended December 31, 2003 does not contain all of the financial information that is required by the rules and regulations applicable to such report, and the absence of such information could be material to investors. The information on the Company's results of operations for any interim period, including the information presented below, is not necessarily indicative of the results of the Company's operations for the entire year.

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

        In the second quarter of 2004, the Company made a decision to discontinue test marketing instant digital printing kiosks and does not plan to commercialize this product in the future. The Company believes that this decision will not have a material adverse impact on its financial condition or results of operations. The Company continues to design and develop digital printing applications that may be suitable for home, retail, commercial and mobile markets and to develop products and solutions that print digital images quickly, conveniently and affordably. The Company has made and continues to make a significant investment in instant digital printing; however, there can be no assurance that any of these products will be commercialized.

Overview of First Quarter of 2004 Results

        The Company's net sales in the first quarter of 2004 were $172 million, which includes a favorable impact from foreign exchange of approximately $7 million. In the first quarter of 2004, the Company incurred $1 million of restructuring expenses and its non-standard manufacturing costs and its sales and marketing expenses included a total of approximately $10 million from the unfavorable impact of foreign exchange. Profit from operations in the first quarter of 2004 was $16 million. The Company's net earnings in the first quarter of 2004 were $13 million, or $0.34 per common share on a diluted basis for net earnings available to common stockholders.

        During the first quarter of 2004, the Company's net cash used by operating activities was $43 million, primarily related to the payment of incentive compensation liabilities incurred in 2003 and other payables and accruals. At March 28, 2004, the Company had cash and cash equivalents of $121 million and no outstanding debt, compared to cash and cash equivalents of approximately $167 million and no outstanding debt at December 31, 2003.

        The market for instant photography has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. The Company's net sales of instant film and camera products, excluding the favorable impact of foreign exchange, declined by approximately 13% in the first quarter of 2004 compared to the first quarter of 2003. This declining demand is expected to continue and to have a negative impact on the Company's net sales of instant camera and film products in 2004. However, the rate of decline of the Company's net sales of instant cameras and film may go up or down in the future. The Company has been attempting to manage its costs to keep its costs in line with the decline in its instant camera and film sales and will be challenged to continue to reduce these costs in the future.

Recent Development

        In April 2004, the Company paid a dividend of $1.4 million on its outstanding Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million.

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

Revenue Recognition

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

Allowance for Doubtful Accounts

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

Inventory

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

Income Taxes

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

Stock-Based Compensation

        The Company has granted certain of its directors and executives shares of restricted Common Stock and options to purchase shares of the Company Common Stock. The purchase price of the restricted Common Stock was nominal and the exercise price of the options was equal to the estimated fair value of the underlying stock on the date of grant. To record and disclose the cost of these grants for financial reporting, the Company must make estimates and judgments to arrive at the estimated fair value of its Common Stock. In connection with determining the estimated fair value of its Common Stock in the first quarter of 2004, the Company obtained a valuation of its Common Stock from a third party advisor, since there was no market for shares of its Common Stock. This valuation was based on a number of factors including: assumptions made by the Company and its third party advisor; the Company's historical and forecasted operating results and cash flows; comparisons to certain publicly-held companies; and the lack of marketability of the Common Stock. Such valuations are inherently highly uncertain and subjective. If the Company were to make different assumptions, the amount of its deferred compensation, its stock-based compensation expense and net earnings could be significantly different. For its restricted stock awards in the first quarter of 2003, the Company based its estimate of the fair value of those awards on the valuation of its Common Stock as of the date of the asset purchase from Primary PDC, Inc. ("Primary"). If a market for the Company's Common Stock is established, the cost of any new restricted stock awards may increase or decrease and this would have a negative or positive impact on the Company's stock-based compensation expense and net earnings.

Consolidated Worldwide Results for First Quarter of 2004 Compared to First Quarter of 2003

        The following table presents selected financial information regarding the Company's results of operations for the three month periods ended March 28, 2004 and March 30, 2003. This table is presented for use in the discussion of operating results for the first quarter of 2004 compared to the first quarter of 2003 below. The results for these periods are as follows (in millions, except for percentages):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Net sales	$172	$183
Cost of goods sold	88	92

Gross margin	84	91
% of Net sales	49%	50%
Marketing, research, engineering and administrative expenses	67	67
Restructuring charges	1	1

Profit from operations	16	23
Other income, net	—	3
Interest expense	(1)	(1)

Earnings before income tax expense	15	25
Federal, state and foreign income tax expense	2	9

Net earnings	$13	$16

        The Company's consolidated net sales and gross margin for the first quarter of 2004 compared to the first quarter of 2003 were as follows (dollars in millions):

	Q1 2004	Q1 2003
Net sales	$172	$183
Gross margin	84	91
% of Net sales	49%	50%

        In the first quarter of 2004 compared to the same period of 2003, the Company's consolidated net sales decreased by $11 million, or approximately 6%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. These decreases were offset, in part, by approximately $7 million from the favorable impact of foreign exchange and a $3 million increase in the Company's licensing operations. Excluding the favorable impact of foreign exchange, the Company's net sales of instant film and cameras decreased by approximately 13% in the first quarter of 2004 compared to the same period of 2003. The net sales of instant film and cameras in the first quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of 49% in the first quarter of 2004 compared to a gross margin of 50% in the first quarter of 2003. The decrease was primarily the result of: higher non-standard manufacturing costs, including the net impact of foreign exchange, in the first quarter of 2004 compared to the same period in 2003, which decreased the margin by approximately two percentage points; offset, in part, by the impact of higher licensing revenues in the first quarter of 2004, which increased margin by approximately one percentage point.

        The Company's marketing, research, engineering and administrative expenses, excluding R&D segment expenses of $10 million in the first quarter of 2004 and $7 million in the same period in 2003

("SG&A expenses"), were approximately $57 million and approximately $60 million for the first quarters of 2004 and 2003, respectively. The decrease of $3 million in SG&A expenses in the first quarter of 2004 compared to the same period in 2003 reflects a reduction of approximately $9 million in regional sales and marketing expenses to approximately $28 million in the first quarter of 2004 from approximately $37 million in the same period in 2003, due to the favorable impact of restructuring programs and lower advertising expenses. The decrease in SG&A expenses also reflects approximately $4 million of lower costs in the non-segment Corporate category for employee incentive compensation in the first quarter of 2004 compared to the same period in 2003. These reductions were offset, in part, by approximately $5 million of planned increases in certain non-segment Corporate category marketing expenses related to new products as well as in certain infrastructure costs, the cost of approximately $3 million related to new stock incentive awards in the non-segment Corporate category and approximately $2 million from the unfavorable impact of foreign exchange on sales and marketing expenses in the first quarter of 2004. The majority of the Company's SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the first quarter of both 2004 and 2003, the Company recognized restructuring and other charges of approximately $1 million, respectively. The charges in both the first quarters of 2004 and 2003 related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and non-segment Corporate category administrative operations. Refer to Note 7 of the consolidated financial statements contained in Part I Item 1. Financial Statements for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $16 million in the first quarter of 2004 compared to a profit from operations of $23 million in the first quarter of 2003. The net of other income and expense in the first quarter of 2004 was approximately zero compared to $3 million of net other income in the first quarter of 2003. Other income in the first quarter of 2003 primarily consisted of a distribution from a real estate investment and recovery of an overfunded amount from a non-U.S. pension plan of a subsidiary that ceased operations.

        The Company's income tax expense was $2 million, or 15%, on reported earnings before income taxes of $15 million in the first quarter of 2004 compared to an income tax expense of $9 million, or 34%, on reported earnings before income taxes of $25 million in the first quarter of 2003. The decrease in the Company's effective tax rate in the first quarter of 2004 was primarily related to the use of tax benefits from certain of the Company's foreign operations.

        In the first quarter of 2004 the Company's net earnings were $13 million compared to net earnings of $16 million in the first quarter of 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $0.38 and $0.34, respectively, in the first quarter of 2004, and $0.47 for both basic and diluted earnings per common share based on earnings available to common stockholders in the first quarter of 2003.

        The following is a summary of the Company's net sales and profit from operations by business segment (in millions):

	Three month period ended March 28, 2004	Three month period ended March 30, 2003
Net sales to customers:
Americas Region	$86	$101
International Region	59	59
Global Manufacturing	—	—
R&D	—	—
All Other	27	23

Subtotal Segments	172	183
Corporate	—	—

Total	$172	$183

Profit/(loss) from operations:
Americas Region	$31	$32
International Region	17	11
Global Manufacturing	(7)	—
R&D	(10)	(7)
All Other	9	6

Subtotal Segments	40	42
Corporate	(24)	(19)

Total	$16	$23

Americas Region

        The net sales and profit from operations for the Americas Region for the first quarter of 2004 and 2003 were as follows (in millions):

	Q1 2004	Q1 2003
Net sales	$86	$101
Profit from operations	31	32

        Net sales in the Americas Region decreased by $15 million, or approximately 15%, in the first quarter of 2004 compared to the same period in 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. Competition from digital camera products and media formats negatively impacted the Company's net sales in the first quarter of 2004.

        Profit from operations in the Americas Region for the first quarter of 2004 was $31 million compared to a profit from operations of $32 million in the same period of 2003. The decrease of $1 million was primarily related to the impact of the lower net sales in the first quarter of 2004, offset, in part, by lower selling and administrative expenses, primarily due to lower advertising costs and savings from restructuring.

International Region

        The net sales and profit from operations for the International Region for the first quarter of 2004 and 2003 were as follows (in millions):

	Q1 2004	Q1 2003
Net sales	$59	$59
Profit from operations	17	11

        Net sales in the International Region were $59 million in the first quarter of both 2004 and 2003. The net sales in the International Region in the first quarter of 2004 included approximately $6 million from the favorable impact of foreign exchange, offset by lower net sales of instant film and, to a lesser degree, instant cameras. Excluding the favorable impact of foreign exchange, the net sales in the International Region decreased by approximately 10% in the first quarter of 2004 compared to the same period in 2003. The net sales in this Region in the first quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $17 million in the first quarter of 2004 compared to $11 million in the same period in 2003. The increase of $6 million primarily reflected the impact of lower selling and administrative expenses in the first quarter of 2004, primarily due to savings from restructuring and lower advertising costs, and the favorable impact of foreign exchange. These increases were offset, in part, by the impact of the lower net sales in the first quarter of 2004 compared to the same period in 2003.

Global Manufacturing

        The manufacturing costs, which consist of non-standard costs, including variances from standard costs, procurement costs, inventory management costs, and development costs for manufacturing processes ("manufacturing non-standard costs"), in the Global Manufacturing segment were $7 million in the first quarter of 2004 compared to a net of zero in the first quarter of 2003. The net increase of $7 million in manufacturing non-standard costs in the first quarter of 2004 compared to the same period in 2003 primarily related to an unfavorable increase of approximately $4 million in foreign exchange variances in the first quarter of 2004 and certain favorable non-standard costs, primarily related to inventory valuation adjustments, in the first quarter of 2003 that did not occur in the first quarter of 2004.

R&D

        R&D segment expenses were $10 million in the first quarter of 2004 compared to $7 million in the same period in 2003. The increase of $3 million primarily related to planned increases in the Company's instant digital printing activities in the first quarter of 2004. Approximately three quarters of the Company's total research and development expenses were related to the Company's instant digital printing activities with the balance primarily related to the Company's core instant photographic activities.

All Other

        Net sales in the All Other segment increased by $4 million, or approximately 17%, to $27 million in the first quarter of 2004 compared to $23 million in the same period in 2003. This increase was related to an increase in the net sales of the Company's licensing operations, primarily related to third party sales of licensed products, as well as an increase in the net sales of the Company's eyewear business, including the favorable impact of approximately $1 million of foreign exchange. These increases were offset, in part, by a reduction in revenues from the Company's third party contract manufacturing operations in the first quarter of 2004 compared to the same period in 2003.

        Profit from operations in the All Other segment increased by $3 million to $9 million in the first quarter of 2004 compared to $6 million in the same period in 2003. The increase in profit from operations in the first quarter of 2004 primarily reflects the impact of the increase in licensing and eyewear net sales, including the favorable impact of approximately $1 million of foreign exchange, offset, in part, by the impact of the decrease in the net sales related to third party contract manufacturing operations.

Financial Liquidity and Capital Resources

        The Company's principal source of capital is provided by its cash flow from operating activities, which may be supplemented by borrowing under the Company's revolving line of credit as discussed below. A summary of the Company's cash flows in the first quarter of 2004 and 2003 follows (in millions):

Q1 2004
Net cash used by operating activities	$(43)
Net cash used by investing activities	(2)
Net cash used by financing activities	(1)
Effect of exchange rate changes on cash	—

Net decrease in cash and cash equivalents	$(46)

        The Company's cash and cash equivalents were $121 million at March 28, 2004, a decrease of $46 million from $167 million at December 31, 2003. In the first quarter of 2004, net cash used by the Company's operating activities was $43 million. Net earnings in the first quarter of 2004, adjusted for non-cash items (such as depreciation and other non-cash items) contributed approximately $14 million to cash flow from operating activities. An increase in receivables, inventories, and prepaids and other assets in the first quarter of 2004 decreased cash flows from operating activities by $22 million. A decrease in payables and accruals, and compensation and benefits payable also decreased cash flows from operating activities by approximately $35 million in the first quarter of 2004.

        Net cash used by the Company for investing activities in the first quarter of 2004 was $2 million, primarily related to capital spending of $5 million offset, in part, by a decrease in other assets. In the first quarter of 2004, capital spending related to: facilities and equipment upgrades in Global Manufacturing; the acquisition of land adjacent to the Company's headquarters in Waltham, Massachusetts; and spending in support of new products. The decrease in other assets in the first quarter of 2004 of approximately $3 million primarily related to the use of deposits related to the pre-tax proceeds from the sale of certain of the Company's held for sale assets that were used to acquire land in Waltham, Massachusetts.

        The net cash used by the Company's financing activities in the first quarter of 2004 was $1 million. This use was related to the purchase of shares of the Company's restricted Common Stock from certain executives and a director who were granted an award of restricted Common Stock in the first quarter of 2004. The Company will retain the amount of the purchase price of these shares to pay a portion of the plan participants' estimated income tax withholding liability on the restricted Common Stock they acquired in the first quarter of 2004.

        The Company's working capital was $252 million at March 28, 2004 compared to $242 million at December 31, 2003.

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

        Under the revolving credit line in the Credit Agreement, the Company's borrowing availability is tied to a percentage of eligible domestic and foreign inventory and accounts receivable. Approximately $38 million was available to the Company under the revolving line of credit at March 28, 2004. There were no borrowings by the Company under the revolving line of credit in the first quarter of 2004 or 2003.

        The Credit Agreement contains certain restrictive covenants. In 2003, the Credit Agreement was amended to provide a $100 million discretionary basket for certain items otherwise restricted such as preferred stock redemptions and dividends, asset acquisitions and investments, as long as certain of the Company's financial covenants are satisfied. In 2003, the Company paid approximately $10 million of Preferred Stock dividends and redeemed 50% of the outstanding shares of its Preferred Stock for approximately $44 million. As a result, approximately $46 million remained from the $100 million discretionary basket at December 31, 2003. In April 2004, the Company paid a dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. The Company plans to redeem the balance of the Preferred Stock during 2004, subject to the Company's cash requirements and the approval of the lenders under the Company's Credit Agreement. After giving effect to the redemption of the Preferred Stock and the payment of dividends thereon in April 2004, approximately $22 million remained in the discretionary basket. The Company was in compliance with all of its requirements under the Credit Agreement as of March 28, 2004.

        Under the Company's asset purchase agreement with Primary, the Company is required to reimburse Primary for certain costs incurred by Primary, if certain conditions are met. As of December 31, 2003, the Company had recorded liabilities of $7 million for these costs and cash collateralized the $7 million of liabilities for these costs in the first quarter of 2004. Refer to Note 12 to the Company's consolidated financial statements contained in Part I Item 1. Financial Statements and in Part II Item 1. Legal Proceedings for more information on the Company's legal proceedings relative to its purported obligation for estate costs under the asset purchase agreement with Primary.

        Also, under the provisions of the asset purchase agreement with Primary, if Primary incurs in excess of certain amounts for estate costs and does not have the funds necessary to pay for them, it has the right to require the Company to purchase from it up to 4% of the total shares of Common and Preferred Stock of the Company outstanding at the date of the asset purchase from Primary for up to $4.5 million.

        The Company believes it will have sufficient financial resources, primarily from its cash flow from operations as well as from other available sources of liquidity, to meet its business requirements for the next twelve months.

New Accounting Standards

        Refer to Note 10 to the Company's consolidated financial statements contained in Part I Item 1. Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on the Company's financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For quantitative and qualitative disclosures about market risk that affect the Company, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in the Company's Annual Report on

Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. The Company's exposure to market risk has not changed materially since December 31, 2003.

Item 4. Controls and Procedures

        The Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 28, 2004, the Company's disclosure controls and procedures provided reasonable assurance that the material information that will be required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time period specified in the relevant SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        There has been no change in the Company's internal control over financial reporting during the three month period ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        On December 1, 2003, Primary filed a motion (the "Estate Costs Motion") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court") seeking to compel the Company to satisfy its purported obligation under the asset purchase agreement between the Company and Primary to pay $7.0 million of estate costs to Primary. On December 9, 2003, the Company filed an objection to the relief requested in the Estate Costs Motion on the basis that the conditions giving rise to the Company's alleged obligations under the asset purchase agreement to provide $7.0 million were not satisfied. By orders entered on December 29, 2003 and on December 31, 2003 (collectively the "Estate Cost Orders"), the U.S. Bankruptcy Court granted the Estate Costs Motion, and directed the Company to fund the $7.0 million in estate costs.

        The Company filed a notice on February 6, 2004 appealing the U.S. Bankruptcy Court's approval of the Estate Costs Motion (the "Appeal"). In connection with the Appeal, the Company was required to post a $7.5 million bond and provide cash collateral equal to that amount. The Company posted this bond in January 2004. The Company had accrued $7.0 million for its potential liability for the estate costs as of December 31, 2003. The cash payment by the Company to collateralize the bond in January 2004 was recorded in other current assets.

        After the U.S. Bankruptcy Court granted (at the Company's request) a temporary stay of the Estate Cost Orders, the Company filed an emergency motion for a continued stay (the "Stay Motion") in the U.S. District Court for the District of Delaware (the "U.S. District Court"). By order dated March 15, 2004, the U.S. District Court granted the Stay Motion, such that the Estate Cost Orders have been stayed until a decision on the Appeal. The Appeal remains pending as of the date of this report on Form 10-Q.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        In March 2004, the Company sold 843,900 shares of its Common Stock to seven executives and one director pursuant to the Company's Restricted Stock Purchase Program for an aggregate price of $843.90. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. To cover a portion of the participants' withholding income tax obligation, the Company repurchased a portion of the participants' awards. A summary of the purchases is set forth below:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Type of Security	Total Number of Shares Purchased	Aggregate Purchase Price
March 2004	Common Stock	170,901	$955,337

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on March 30, 2004.

        The following proposals were adopted by the votes indicated:

  1.
  To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. The voting results for each of the members of the

    Board of Directors were 18,745,000 votes For and zero votes Withheld. The members of Board of Directors are as follows:

Name	Title
Jacques A. Nasser	Director and Non-Executive Chairperson
J. Michael Pocock	Director, Chief Executive Officer and President
Joseph E. Antonini	Director
Charles F. Auster	Director
Paolo Cantarella	Director
William J. Cosgrove	Director
Lee M. Gardner	Director
James W. Koven	Director
Rick A. Lazio	Director
Joseph G. Michels	Director
Stanley P. Roth	Director
  2.
  To adopt the 2004 Stock Option Plan.

For	18,745,000
Against	—
Abstain	—

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  EXHIBITS

10.3(e	)	Employment Agreement, dated April 9, 2004, between Polaroid (Italia) S.p.A. and Gianfranco Palma (filed as Exhibit 10.3(e) to the Polaroid Holding Company Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-50661, incorporated by reference herein)
10.3(g	)
Employment Agreement, effective February 23, 2004, between Polaroid Corporation and Ira H. Parker (filed as Exhibit 10.3(g) to the Polaroid Holding Company Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 000-50661, incorporated by reference herein)
31.1		Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the period covered by this Report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaroid Holding Company
Date: May 11, 2004	By:	/s/ WILLIAM L. FLAHERTY William L. Flaherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Consolidated Statement of Earnings
  Consolidated Balance Sheet
  Consolidated Statement of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  INDEPENDENT ACCOUNTANTS' REVIEW REPORT
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE