Form 10-Q
period 2004-06-27
POLAROID HOLDING CO
filed 2004-08-11
CIK 1227728

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2004
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

        As of August 6, 2004, the number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 35,036,381.

        The information in this report gives affect to a 10-for-1 stock split of the Registrant's Common Stock and Preferred Stock that occurred on July 24, 2003.

POLAROID HOLDING COMPANY
FORM 10-Q
For the Three and Six Month Periods Ended June 27, 2004
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Earnings

Polaroid Holding Company and Subsidiary Companies
Three and six month periods ended June 27, 2004 and June 29, 2003
(in millions, except per share and share amounts)
(unaudited)

	Second Quarter		Six Months
	2004	2003	2004	2003
Net sales	$172.1	$195.8	$343.6	$378.8
Cost of goods sold	91.3	96.4	179.1	188.9
Marketing, research, engineering and administrative expenses	62.1	68.6	129.1	135.7
Restructuring charges	1.2	1.1	2.2	1.6

Total costs	154.6	166.1	310.4	326.2

Profit from operations	17.5	29.7	33.2	52.6
Other income/(expense)	2.1	(3.9)	1.7	(1.2)
Interest expense	(0.6)	(0.8)	(1.2)	(1.8)

Earnings before income tax expense/(benefit)	19.0	25.0	33.7	49.6
Federal, state and foreign income tax expense/(benefit)	(2.9)	8.5	(0.7)	16.9

Net earnings	$21.9	$16.5	$34.4	$32.7

Basic earnings per common share	$0.70	$0.47	$1.07	$0.94
Diluted earnings per common share	$0.61	$0.46	$0.95	$0.93
Cash dividends per common share	—	—	—	—
Weighted average common shares used for basic earnings per common share calculation (in thousands)	30,769	30,769	30,769	30,769
Weighted average common shares used for diluted earnings per common share calculation (in thousands)	35,126	31,487	34,618	31,274

See accompanying notes to consolidated financial statements

Consolidated Balance Sheet

Polaroid Holding Company and Subsidiary Companies
(in millions)
(unaudited)

	June 27, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$95.6	$166.8
Receivables, net of allowances of $9.2 at June 27, 2004 and $10.0 at December 31, 2003	89.1	77.8
Inventories:
Raw materials	27.2	27.2
Work-in-process	93.4	83.2
Finished goods	42.5	36.5

Total inventories	163.1	146.9
Assets held for sale	1.2	4.2
Prepaid expenses and other current assets	42.0	51.0

Total current assets	391.0	446.7
Property, plant and equipment
Total property, plant and equipment	48.7	33.0
Less: Accumulated depreciation	4.9	2.3

Net property, plant and equipment	43.8	30.7
Deferred tax assets	1.9	1.9
Other non-current assets	35.3	34.4

Total assets	$472.0	$513.7

Liabilities and stockholders' equity
Current liabilities
Payables and accruals	$104.8	$137.5
Compensation and benefits	26.7	41.7
Federal, state and foreign income taxes	20.8	25.9

Total current liabilities	152.3	205.1
Non-current pension liability	31.0	29.9
Other non-current liabilities	14.4	14.5
Preferred Stock	22.3	44.6
Common stockholders' equity
Common Stock, $.001 par value	—	—
Additional paid-in capital	11.0	3.5
Retained earnings	232.4	199.4
Accumulated other comprehensive income	15.1	17.0
Less: Treasury stock	(0.9)	—
Deferred compensation	(5.6)	(0.3)

Total common stockholders' equity	252.0	219.6

Total liabilities and common stockholders' equity	$472.0	$513.7

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows

Polaroid Holding Company and Subsidiary Companies
Six month periods ended June 27, 2004 and June 29, 2003
(in millions)
(unaudited)

	Six Months
	2004	2003
Cash flows from operating activities
Net earnings	$34.4	$32.7
Depreciation of property, plant and equipment	2.1	0.6
Deferred taxes	—	0.2
Gain on sale of asset held for sale and other real estate	(1.5)	—
Other non-cash items	(4.2)	5.8
Decrease/(increase) in receivables	(10.8)	13.8
Increase in inventories	(13.4)	(6.3)
Decrease/(increase) in prepaids and other assets	(0.2)	5.7
Decrease in payables and accruals	(29.6)	(16.2)
Increase/(decrease) in compensation and benefits	(15.6)	1.2
Increase/(decrease) in federal, state and foreign income taxes payable	(4.7)	3.9

Net cash provided/(used) by operating activities	(43.5)	41.4
Cash flows from investing activities
(Increase)/decrease in other assets	7.8	(0.9)
Proceeds from sale of asset held for sale and other real estate	4.5	—
Additions to property, plant and equipment	(14.7)	(8.2)

Net cash used by investing activities	(2.4)	(9.1)
Cash flows from financing activities
Repayment of short-term debt	—	(17.5)
Dividends paid on preferred stock	(1.4)	—
Redemption of preferred stock	(22.3)	—
Repurchase of treasury stock	(0.9)	—

Net cash used by financing activities	(24.6)	(17.5)
Effect of exchange rate changes on cash	(0.7)	0.9

Net decrease in cash and cash equivalents	(71.2)	15.7
Cash and cash equivalents at beginning of period	166.8	140.0

Cash and cash equivalents at end of period	$95.6	$155.7

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

        The Company's results of operations for the three and six month periods ended June 27, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Form 10-K for the fiscal year ended December 31, 2003. As noted therein, the Company's Form 10-K for the fiscal year ended December 31, 2003 does not contain all of the financial information that is required by the rules and regulations applicable to such report, and the absence of such information could be material to investors.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash payments for Interest and Income Taxes

        The Company's cash payments for interest and income taxes for the three and six month periods ended June 27, 2004 and June 29, 2003 were as follows (in millions):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Cash payments for:
Interest	$0.2	$0.4	$0.4	$1.0
Income taxes	$2.0	$5.1	$3.0	$13.4

Termination Costs:

        In the second quarter of 2004, the Company made a decision to terminate the test marketing and development of its instant digital printing kiosk and does not plan to commercialize this product in the future. As a result, the Company recorded a charge of $2.8 million in cost of sales in the second quarter of 2004, related to certain media and hardware vendor termination costs as well as for capital write-offs. These non-standard costs were reported in the Global Manufacturing business segment.

Asset Sales:

        In the second quarter of 2004, the Company sold certain held for sale property located in Germany for net cash proceeds of $4.0 million and reported a gain of $1.0 million on this sale in general and administrative expenses. In addition, the Company sold certain excess real estate located in the United Kingdom for $0.5 million and recognized this amount as a gain in general and administrative expenses.

        Also in the second quarter of 2004, the Company received a cash distribution of $1.2 million related to the sale of the Company's equity interest in a private company. The gain of $1.2 million from the sale of the Company's investment in this company was recorded in other income. In connection with this sale, the Company negotiated a settlement of a license agreement with the private company and, as a result, received a cash payment $0.4 million in the second quarter of 2004. This settlement amount was also recorded in other income.

2.     Earnings per Share

        The numerators and denominators of the basic and diluted earnings per common share computations for the Company's reported net earnings available to common stockholders were as follows (in millions except share and per share amounts):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Net earnings	$21.9	$16.5	$34.4	$32.7
Less: preferred dividends	0.5	1.9	1.4	3.7

Net earnings available to common stockholders	$21.4	$14.6	$33.0	$29.0
Weighted average number of common shares outstanding used for basic earnings per common share (in thousands)	30,769	30,769	30,769	30,769
Weighted average number of potentially dilutive restricted common shares outstanding (in thousands)	4,357	718	3,849	505

Weighted average number of common shares outstanding used for diluted earnings per common share (in thousands)	35,126	31,487	34,618	31,274
Basic earnings per common share	$0.70	$0.47	$1.07	$0.94
Diluted earnings per common share	$0.61	$0.46	$0.95	$0.93

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

        In the first quarter of 2003, the Company sold 2,855,390 restricted shares of its Common Stock for a nominal amount to certain executives and directors pursuant to the Company's Restricted Stock Purchase Program. These sales were exempt from registration under the Securities Act pursuant to Section 4(2)

thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to restrictions, including those on voting rights, transfers, sales and other matters, and are subject to repurchase by the Company under certain circumstances. A total of 25% of the restricted stock vests one year after the date specified in the grant, which was July 31, 2002, and 12.5% vest every six months thereafter over the following three year period. The intrinsic value, based on the estimated fair value, of these restricted shares at the time of sale of $0.3 million was recorded by the Company as deferred compensation in common stockholders' equity and is being recognized in general and administrative expense on a straight line basis over the four year vesting period for these shares.

        In the first quarter of 2004, the Company sold 843,900 restricted shares of its Common Stock for a nominal amount to certain executives and a director of the Company pursuant to the Company's Restricted Stock Purchase Program. These sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to restrictions, including those on voting rights, transfers, sales and other matters, and are subject to repurchase by the Company under certain circumstances. A total of 25% of the restricted stock vests one year after the date specified in the grant (which generally is the date the individual joined the Company or the Board of Directors, respectively) and 12.5% vest every six months thereafter over the following three year period. The intrinsic value, based on the estimated fair value of these restricted shares at the time of sale of $4.7 million was recorded by the Company as deferred compensation in common stockholders' equity.

        Concurrent with the sale of the restricted stock in the first quarter of 2004, the Company purchased 170,901 shares of the newly issued restricted stock for approximately $0.9 million. The Company did not pay the purchase price to the participants but instead used the purchase price of these shares to pay a portion of the plan participants' income tax liability on these restricted stock awards. In addition, the Company awarded a bonus of $1.1 million in the first quarter of 2004 to the plan participants that was used to pay most of the participants' remaining income tax liability associated with these restricted stock grants. The bonus was recorded in general and administrative expenses in the first quarter of 2004. The deferred compensation of approximately $0.9 million related to the shares repurchased was recognized as a non-cash expense in general and administrative expenses in the first quarter of 2004. The Company also recognized a non-cash expense of approximately $0.6 million and $0.3 million in general and administrative expenses in the first and second quarters of 2004, respectively, based on a straight line amortization of the deferred compensation related to the restricted stock grant in the first quarter of 2004.

        In the first quarter of 2004, the Company adopted the 2004 Stock Option Plan under which directors, executives and key employees may be granted options to purchase shares of the Company's restricted Common Stock. A total of 915,735 shares of the Company's Common Stock has been authorized for issuance under the 2004 Stock Option Plan. Once purchased, these shares of Common Stock would be subject to restrictions, including those on voting rights, transfers, sales and other matters, and would be subject to repurchase by the Company under certain circumstances. In the first quarter of 2004, the Company granted a total of 452,901 stock options to purchase shares of the Company's restricted Common Stock to certain executives and a director. These options have a term of ten years from the date of grant and 25% of the options vest one year after the date specified in the grant (which in some cases is prior to the grant date) and 12.5% vest every six months thereafter over the following three year period.

        In the second quarter of 2004, the Company granted a total of 123,375 stock options to purchase shares of the Company's restricted Common Stock to certain executives. These stock options have a term of ten years from the date of grant and 25% of the options vest one year after the date of the grant and 12.5% vest every six months thereafter over the following three year period.

        As of June 27, 2004, the Company has recorded the intrinsic value of its stock-based compensation grants as deferred compensation in common stockholders' equity. This deferred compensation is being amortized to general and administrative expenses over the respective vesting periods of these grants.

        If compensation cost for the Company's stock option awards had been determined based on the fair value at grant date for awards under the plans consistent with SFAS 123, the Company's net earnings and basic and diluted earnings per common share, based on net earnings available to common stockholders, would have been changed to the pro forma amounts as follows (in millions except per share data):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Net earnings, as reported	$21.9	$16.5	$34.4	$32.7
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	1.0	—	2.3	0.1
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(1.0)	—	(2.4)	(0.1)

Pro forma net earnings	21.9	16.5	34.3	32.7
Less: Preferred dividends	0.5	1.9	1.4	3.7

Pro forma net earnings available to common stockholders	$21.4	$14.6	$32.9	$29.0
Basic earnings per share:
As reported	$0.70	$0.47	$1.07	$0.94
Pro forma	$0.70	$0.47	$1.07	$0.94
Diluted earnings per share:
As reported	$0.61	$0.46	$0.95	$0.93
Pro forma	$0.61	$0.46	$0.95	$0.93

        The fair value of the Company's stock option grants during the first six months of 2004 was estimated on the grant date using the Minimum Value Method with the following weighted average assumptions:

Dividend yield	—
Risk free interest rate	4.4%
Expected option life	10 years

        A summary of the Company's fixed stock option awards as of June 27, 2004, and the changes for the period from January 1 to June 27, 2004, is presented below:

	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at January 1, 2004	—	—
Granted	453	$5.59
Exercised	—	—
Forfeited	—	—

Outstanding at March 28, 2004	453	$5.59
Granted	123	$5.59
Exercised	—	—
Forfeited	—	—

Outstanding at June 27, 2004	576	$5.59

        None of the Company's fixed stock option awards outstanding at June 27, 2004 was exercisable.

4.     Short-term Debt

        At June 27, 2004 and June 29, 2003, the Company had no outstanding debt under its $100 million credit facility (the "Credit Agreement"). In the second quarter of 2003, the Company repaid the outstanding balance of $17.5 million under the term loan provision of its Credit Agreement.

5.     Comprehensive Income

        The Company's total comprehensive income for the three and six month periods ended June 27, 2004 and June 29, 2003 were as follows (in millions):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Net earnings	$21.9	$16.5	$34.4	$32.7
Other comprehensive income/(loss):
Change in unrealized gains and (losses) on available for sale securities	—	—	(0.1)	—
Change in cumulative translation adjustment	(0.5)	7.8	(1.8)	9.8

Total comprehensive income	$21.4	$24.3	$32.5	$42.5

        Accumulated other comprehensive income as of June 27, 2004, consisted of foreign currency translation adjustments of $15.1 million offset by an unrealized loss on available for sale securities of $0.1 million. Accumulated other comprehensive income as of December 31, 2003, consisted of unrealized foreign currency translation adjustments of $17.0 million. There were no tax effects associated with the amounts recorded in accumulated other comprehensive income at June 27, 2004 or December 31, 2003.

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

        The following is a summary of information related to the Company's business segments (in millions):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Net sales to customers:
Americas Region	$92.0	$112.3	$177.7	$213.5
International Region	61.4	62.7	120.5	121.5
Global Manufacturing	—	—	—	—
R&D	—	—	—	—
All Other	18.7	20.8	45.4	43.8

Segment net sales to customers	172.1	195.8	343.6	378.8
Corporate	—	—	—	—

Total net sales to customers	$172.1	$195.8	$343.6	$378.8

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Profit/(loss) from operations:
Americas Region	$36.7	$42.0	$67.2	$74.4
International Region	19.9	16.7	36.5	27.2
Global Manufacturing	(10.8)	(3.0)	(18.2)	(2.8)
R&D	(10.0)	(8.5)	(19.5)	(15.8)
All Other	4.2	4.3	13.4	10.1

Segment profit from operations	40.0	51.5	79.4	93.1
Corporate	(22.5)	(21.8)	(46.2)	(40.5)

Total profit from operations	$17.5	$29.7	$33.2	$52.6

7.     Restructuring Charges

        The Company recorded restructuring charges of $1.0 million in the first quarter of 2004, and $1.2 million in the second quarter of 2004. These charges were recorded in the non-segment Corporate category and primarily represented charges for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, primarily in the International Region, certain operations in Global Manufacturing and certain non-segment Corporate operations. These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs. The charges in the second quarter of 2004 also included approximately $0.3 million of exit costs related to the liquidation of certain non-U.S. marketing subsidiaries.

        The following table summarizes the Company's reserves established for restructuring programs at December 31, 2003 and the related cash charges for the three and six month periods ended June 27, 2004 (in millions):

	Severance	Exit Costs	Total
Balance at December 31, 2003	$2.5	—	$2.5
Restructuring charges	1.0	—	1.0
Cash payments	(1.8)	—	(1.8)

Balance at March 28, 2004	$1.7	—	$1.7
Restructuring charges	0.9	0.3	1.2
Cash payments	(1.5)	(0.3)	(1.8)

Balance at June 27, 2004	$1.1	—	$1.1

        Approximately $0.8 million of the cash severance payments in the first six months of 2004 represent the funding of a non-U.S. pension plan related to pension enhancements costs that were recorded as part of the Company's severance program costs in 2003. This funding is included in the Company's pension plan cash contributions in the first six months of 2004 (see Note 8).

        The Company recorded restructuring charges of $0.5 million in the first quarter of 2003 and $1.1 million in the second quarter of 2003. These charges were recorded in the non-segment Corporate category and represented charges for involuntary severance programs intended to downsize and consolidate certain operations in Global Manufacturing, certain sales and marketing operations, and certain non-segment Corporate operations. These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs.

        The following table summarizes the Company's reserves established for restructuring programs at December 31, 2002 and the related cash and non-cash charges for the three and six month periods ended June 29, 2003 (in millions):

	Severance	Exit Costs	Total
Balance at December 31, 2002	$8.6	$0.2	$8.8
Restructuring charges	0.5	—	0.5
Cash payments	(4.9)	(0.1)	(5.0)
Non-cash charges	—	(0.1)	(0.1)

Balance at March 30, 2003	$4.2	—	$4.2
Restructuring charges	1.1	—	1.1
Cash payments	(2.7)	—	(2.7)
Non-cash charges	—	—	—

Balance at June 29, 2003	$2.6	—	$2.6

8.     Pension Plans

        The components of the Company's net periodic pension expense for its manufacturing subsidiaries in the United Kingdom and the Netherlands with trusteed, contributory defined benefit pension plans for the three and six month periods ended June 27, 2004 and June 29, 2003 were as follows (in millions):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Service cost	$1.2	$1.5	$2.8	$3.0
Interest cost	4.0	3.7	8.1	7.2
Expected return on assets	(4.7)	(4.3)	(9.5)	(8.4)

Net periodic pension cost	$0.5	$0.9	$1.4	$1.8

        The Company expects to contribute a total of approximately $6.7 million to these pension plans in fiscal 2004. As of June 27, 2004, approximately $4.8 million of cash contributions have been made to these pension plans. Therefore, the Company expects to make $1.9 million of additional cash contributions to fund these pension plans during the remainder of fiscal 2004.

9.     New Accounting Standards

        In the second quarter of 2004, the Company adopted Emerging Issues Task Force Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16") that requires companies to account for investments in limited liability companies ("LLC's"), that maintain specific ownership accounts for its investors, using the cost or equity method. The adoption of EITF 03-16 did not have a material effect on the Company's financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 requires the identification of the Company's participation in variable interest entities (VIE's). FIN 46 was effective for all new VIE's created or acquired after January 31, 2003. For VIE's created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Under this new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company adopted the provisions of FIN 46R in the first quarter of 2004, and this adoption did not have a material impact on its financial position or results of operations.

10.   Common Stockholder's Equity

        As of June 27, 2004, the Company had authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share (the "Common Stock"), of which 35,036,381 shares were issued and outstanding. In the first quarter of 2004, the Company repurchased 170,901 shares of its restricted Common Stock (see Note 3) for approximately $0.9 million and recorded this repurchase as treasury stock.

11.   Preferred Stock

        As of December 31, 2003, the Company had issued and outstanding 446,150 shares of Series A 8% Cumulative Compounding Preferred Stock (the "Preferred Stock"). In April 2004, the Company paid a dividend of $1.4 million on the Preferred Stock (representing all accrued and unpaid dividends on the Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. As of June 27, 2004, the Company had 223,075 shares of its Preferred Stock outstanding.

12.   Report of Independent Registered Public Accounting Firm

        The consolidated financial statements of the Company for the three and six month periods ended June 27, 2004 and June 29, 2003 have been reviewed by KPMG LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report by KPMG LLP commenting upon their review of the consolidated financial statements for these periods appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polaroid Holding Company and Subsidiary Companies

        We have reviewed the accompanying consolidated balance sheet of Polaroid Holding Company and Subsidiary Companies as of June 27, 2004 and the related consolidated statements of earnings and cash flows for the three and six month periods ended June 27, 2004 and June 29, 2003. These consolidated financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with Unites States generally accepted accounting principles.

        We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Polaroid Holding Company and Subsidiary Companies as of December 31, 2003, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Boston, Massachusetts
July 27, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Some statements in this report may be forward looking in nature, or "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "plan", "seek", "goal", "outlook", "target", "intend", "will", "estimate" and "potential" among others. Actual results may differ materially from those projected in or implied by any forward-looking statement as a result of a wide variety of factors, which include, but are not limited to those set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report for the fiscal year ended December 31, 2003 filed with the United States Securities and Exchange Commission ("SEC") on Form 10-K on April 14, 2004 (the "Form 10-K"). The Registrant assumes no obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

Background

        The following information should be read in conjunction with the information regarding the Company in Part I Item 1. Financial Statements and in conjunction with the Form 10-K. As noted therein, the Company's Form 10-K for the fiscal year ended December 31, 2003 does not contain all of the financial information that is required by the rules and regulations applicable to such report, and the absence of such information could be material to investors. The information on the Company's results of operations for any interim period, including the information presented below, is not necessarily indicative of the results of the Company's operations for the entire year.

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

        As previously disclosed, the Company made a decision in the second quarter of 2004 to terminate the test marketing and development of its instant digital printing kiosk and does not plan to commercialize this product in the future. The Company continues its efforts to design and develop other digital printing applications that will enable digital images to be printed quickly, conveniently and affordably. The Company has made and continues to make a significant investment in instant digital printing which continues to have an adverse effect on profit from operations. There can be no assurance that any of these digital printing applications will be commercialized.

Overview of Second Quarter and First Six Months of 2004 Results

        The Company's net sales in the second quarter of 2004 were $172 million, which includes a favorable impact from foreign exchange of approximately $4 million and a favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer. In the second quarter of 2004, the Company incurred $1 million of restructuring expenses and recorded $3 million of costs related to its decision to terminate the development and test marketing of the instant digital printing kiosk. The Company's non-standard manufacturing costs and its sales and marketing expenses in the second quarter of 2004 include a total of approximately $2 million from the unfavorable impact of foreign exchange. In the second quarter of 2004, the Company revised its estimate of its effective tax rate for 2004 to a rate of negative 2%, primarily due to its lower than expected earnings before income taxes for 2004. As a result, the Company recorded an income tax benefit of $3 million in the second quarter of 2004. The Company's profit from operations in the second quarter of 2004 was $18 million and its net earnings were $22 million, or $0.61 per common share on a diluted basis based on net earnings available to common stockholders.

        The Company's net sales in the first six months of 2004 were $344 million, which includes a favorable impact from foreign exchange of approximately $11 million and a favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer. In the first six months of 2004, the Company incurred $2 million of restructuring expenses and $3 million of costs related to its decision to terminate the development and test marketing of the instant digital printing kiosk. The Company's non-standard manufacturing costs and its sales and marketing expenses in the first six months of 2004 include a total of approximately $12 million from the unfavorable impact of foreign exchange. The Company's profit from operations in the first six months of 2004 was $34 million and its net earnings were $34 million, or $0.95 per common share on a diluted basis based on net earnings available to common stockholders.

        The market for instant photography has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. The Company's net sales of instant film and camera products, excluding the favorable impact of foreign exchange, declined by approximately 13% in the first quarter of 2004 compared to the first quarter of 2003. Excluding the portions of the favorable impact of foreign exchange, the post audit claim resolution and lower net costs for marketing programs related to instant cameras and film, the Company's net sales of instant film and camera products declined approximately 21% in the second quarter of 2004 compared to the second quarter of 2003. Excluding the portions of the favorable impact of foreign exchange, the post audit claim resolution and lower net costs for marketing programs related to instant cameras and film, the Company's net sales of instant film and camera products declined approximately 18% for the first six months of 2004 compared to the same period in 2003. This declining demand is expected to continue and to have a negative impact on the Company's net sales of instant camera and film products in 2004. However, the rate of decline of the Company's net sales of instant cameras and film may go up or down in the future. The Company has been attempting to manage its costs to keep them in line with the decline in its instant camera and film sales and will be challenged to continue to reduce these costs in the future.

        At June 27, 2004, the Company had cash and cash equivalents of $96 million and no outstanding debt, compared to cash and cash equivalents of approximately $167 million and no outstanding debt at December 31, 2003. During the first six months of 2004, the Company's net cash used by operating activities was $44 million. Cash used by financing activities during this period was $25 million and related to the payment of dividends on the Company's preferred stock and the redemption of fifty percent of the outstanding shares of this stock.

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

Revenue Recognition:

        The Company recognizes net sales when all of the following criteria have been met: evidence exists that the customer is bound to the transaction; the product has been shipped and title has passed to the customer; the sales price to the customer has been fixed or is determinable; and collectability of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are sold. To arrive at net sales, the Company records reductions to net sales for the cost of programs offered to customers that include cash and volume discounts and cooperative and other advertising allowances. The Company recognizes the liability for these programs at the time the related sales are recorded. The Company determines the cost of these programs based on the terms of the programs, estimates using its historical experience and internal and customer data. The Company adjusts net sales for the cost of price protection programs associated with customer inventories, as well as for the cost of promotional allowances and other fees and coupons, at the time it can reasonably estimate this cost. To the extent actual experience differs from the estimates, adjustments to net sales could be recognized, which could have an impact on the Company's net sales and net earnings.

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

Inventory:

        The Company's policy for valuation of inventory, including the determination of obsolete or excess inventory and lower of cost or market reserves, requires it to estimate the future demand for its products within specific time horizons, generally one year or less. The estimates of future demand, that the Company uses in the valuation of inventory, are the basis for the Company's short-term manufacturing and procurement plans. If the demand forecast for specific products is greater than actual demand and the Company fails to reduce its manufacturing output and procurement accordingly, the Company could be required to record additional inventory reserves, which would have a negative impact on the Company's net earnings.

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

Stock-Based Compensation:

        The Company has granted certain of its directors and executives shares of restricted Common Stock and options to purchase shares of the Company's restricted Common Stock. The purchase price of the restricted Common Stock was nominal and the exercise price of the options was equal to the estimated fair value of the underlying stock on the date of grant. To record and disclose the cost of these grants for financial reporting, the Company must make estimates and judgments to arrive at the estimated fair value of its restricted Common Stock. In connection with the issuance of restricted Common Stock and options in the first quarter of 2004, the Company obtained valuations of the fair value of its restricted Common Stock from a third party advisor, since there was no public trading market for shares of its Common Stock at the time of these grants. These valuations were based on a number of factors including: assumptions made by the Company and its third party advisor; the Company's historical and forecasted operating results and cash flows; comparisons to certain publicly-held companies; and the lack of marketability of the restricted Common Stock. For its restricted stock awards in the first quarter of 2003, the Company based its estimate of the fair value of those awards on the valuation of its Common Stock as of the date of the asset purchase from Primary PDC, Inc. ("Primary"). Such valuations of fair value are inherently highly uncertain and subjective. If the Company were to make a different determination of the fair value of its restricted Common Stock, the amount of its deferred compensation and its stock-based compensation expense would be different which could have a positive or negative impact on the Company's net earnings.

Consolidated Worldwide Results for Second Quarter of 2004 Compared to Second Quarter of 2003

        The following table presents selected financial information regarding the Company's results of operations for the three month periods ended June 27, 2004 and June 29, 2003. This table is presented for use in the discussion of operating results for the second quarter of 2004 compared to the second quarter of 2003 below. The results for these periods are as follows (in millions, except for percentages):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003
Net sales	$172	$196
Cost of goods sold	91	97

Gross margin	81	99
% of Net sales	47%	51%
Marketing, research, engineering and administrative expenses	62	68
Restructuring charges	1	1

Profit from operations	18	30
Other income/(expense), net	1	(4)
Interest expense	—	(1)

Earnings before income tax expense	19	25
Federal, state and foreign income tax expense/(benefit)	(3)	8

Net earnings	$22	$17

        The Company's consolidated net sales and gross margin for the second quarter of 2004 compared to the second quarter of 2003 were as follows (dollars in millions):

	Q2 2004	Q2 2003
Net sales	$172	$196
Gross margin	81	99
% of Net sales	47%	51%

        In the second quarter of 2004 compared to the same period of 2003, the Company's consolidated net sales decreased by $24 million, or approximately 12%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the second quarter of 2004 include approximately $4 million from the favorable impact of foreign exchange, a favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer and a favorable impact of approximately $9 million related to lower net costs for marketing programs in the second quarter of 2004 compared to the same period in 2003. Excluding the portions of the favorable impact of foreign exchange, the post audit claim resolution and the lower net costs for marketing programs related to camera and film products, the Company's net sales of instant film and cameras declined by approximately 21% in the second quarter of 2004 compared to the same period of 2003. The net sales of instant film and cameras in the second quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of 47% in the second quarter of 2004 compared to a gross margin of 51% in the second quarter of 2003. This decrease in the margin percentage was the result of the following:

higher non-standard manufacturing costs in the second quarter of 2004 compared to the same period in 2003, which decreased gross margin by approximately 3 percentage points; the impact of lower net sales, primarily of instant film, which decreased gross margin by approximately 4 percentage points; and the impact of the costs related to the Company's decision to end the test marketing and manufacturing development of the kiosk product which decreased gross margin by approximately 1 percentage point. These decreases were offset, in part, by the favorable impact of the post audit claim resolution and lower net costs for marketing programs which increased gross margin by approximately 3 percentage points and the favorable impact of foreign exchange on net sales in the second quarter of 2004, which increased gross margin by approximately 1 percentage point.

        The Company's selling, general and administrative ("SG&A") expenses were $52 million and $60 million, for the second quarters of 2004 and 2003, respectively. The Company's SG&A expenses are its reported marketing, research, engineering and administrative expenses, excluding R&D segment expenses of $10 million in the second quarter of 2004 and $8 million in the same period in 2003. The decrease of $8 million in SG&A expenses in the second quarter of 2004 compared to the same period in 2003 reflects a reduction of approximately $11 million in regional sales and marketing expenses to approximately $25 million in the second quarter of 2004 from approximately $36 million in the same period in 2003. This decrease was primarily due to lower advertising expenses, the favorable impact of restructuring programs and approximately $2 million from the closeout of certain 2003 promotional programs. The decrease in SG&A expenses, in the second quarter of 2004 compared to the same period in 2003, also reflects approximately $3 million of lower costs in the non-segment Corporate category for employee incentive compensation. In the second quarter of 2004, the Company sold certain held for sale property located in Germany and other property located in the United Kingdom for aggregate net cash proceeds of approximately $5 million. The Company recorded the gain on these sales of approximately $1 million in general and administrative expenses in the non-segment Corporate category.

        The decreases in SG&A expenses in the second quarter of 2004 compared to the same period in 2003 were offset, in part, by increases in certain non-segment Corporate category marketing expenses of approximately $2 million related to new products as well as approximately $4 million in certain infrastructure costs, including increases in the cost of corporate governance, and approximately $1 million from the unfavorable impact of foreign exchange on regional sales and marketing expenses. The majority of the Company's SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the second quarter of both 2004 and 2003, the Company recognized restructuring and other charges of approximately $1 million. These charges related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and non-segment Corporate category administrative operations. Refer to Note 7 of the consolidated financial statements contained in Part I Item 1. Financial Statements for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $18 million in the second quarter of 2004 compared to a profit from operations of $30 million in the second quarter of 2003. The net of other income and expense in the second quarter of 2004 was income of approximately $1 million compared to $4 million of other expense in the second quarter of 2003. Other income in the second quarter of 2004 primarily related to a gain from the sale of the Company's equity interest in a private company. The other expense in the second quarter of 2004 primarily related to foreign exchange translation losses.

        In the second quarter of 2004, the Company revised its estimate of its effective tax rate for 2004 to a rate of negative 2% from an estimated effective tax rate of 15% in the first quarter of 2004, primarily due to lower than expected earnings before income taxes in 2004. As a result, the Company recorded an income tax benefit of $3 million, or a negative 15%, on reported earnings before income taxes of $19 million in the second quarter of 2004 compared to an income tax expense of $8 million, or 34%, on reported earnings before income taxes of $25 million in the second quarter of 2003. The decrease in the Company's effective tax rate in the second quarter of 2004 compared to the same period in 2003 was primarily related to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid from certain of the Company's foreign subsidiaries.

        In the second quarter of 2004 the Company's net earnings were $22 million compared to net earnings of $17 million in the second quarter of 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $0.70 and $0.61, respectively, in the second quarter of 2004, compared to $0.47 and $0.46, respectively, for basic and diluted earnings per common share based on earnings available to common stockholders in the second quarter of 2003.

        The following is a summary of the Company's net sales and profit from operations by business segment for the periods indicated (in millions):

	Three month period ended June 27, 2004	Three month period ended June 29, 2003
Net sales to customers:
Americas Region	$92	$112
International Region	61	63
Global Manufacturing	—	—
R&D	—	—
All Other	19	21

Subtotal Segments	172	196
Corporate	—	—

Total	$172	$196

Profit/(loss) from operations:
Americas Region	$37	$42
International Region	20	17
Global Manufacturing	(11)	(3)
R&D	(10)	(8)
All Other	4	4

Subtotal Segments	40	52
Corporate	(22)	(22)

Total	$18	$30

Americas Region

        The net sales and profit from operations for the Americas Region for the second quarter of 2004 and 2003, were as follows (in millions):

	Q2 2004	Q2 2003
Net sales	$92	$112
Profit from operations	37	42

        Net sales in the Americas Region decreased by $20 million, or approximately 18%, in the second quarter of 2004 compared to the same period in 2003, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in this region in the second quarter of 2004 include the favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer and a favorable impact of approximately $6 million related to lower net costs for marketing programs in the second quarter of 2004 compared to the same period in 2003. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, net sales in the Americas Region declined by approximately $29 million, or approximately 26%, in the second quarter of 2004 compared to the second quarter of 2003. Competition from digital camera products and media formats negatively impacted the Company's net sales in the Americas Region in the second quarter of 2004.

        Profit from operations in the Americas Region for the second quarter of 2004 was $37 million compared to profit from operations of $42 million in the same period of 2003. The profit from operations in the second quarter of 2004 includes the favorable impact of approximately $3 million related to the post audit claim resolution and the favorable impact of approximately $6 million related to lower net costs for marketing programs. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, profit from operations in the Americas Region in the second quarter of 2004 compared to the same period in 2003 declined by $14 million, primarily due to the impact of the lower net sales compared to the second quarter of 2003, offset, in part, by lower selling and administrative expenses, primarily due to lower advertising costs and savings from restructuring.

International Region

        The net sales and profit from operations for the International Region for the second quarter of 2004 and 2003 were as follows (in millions):

	Q2 2004	Q2 2003
Net sales	$61	$63
Profit from operations	20	17

        Net sales in the International Region decreased by $2 million, or approximately 3%, to $61 million in the second quarter of 2004 from $63 million in the same period of 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the International Region in the second quarter of 2004 included approximately $4 million related to the favorable impact of foreign exchange and approximately $3 million related to the favorable impact of lower net costs for marketing programs in the second quarter of 2004 compared to the same period in 2003. Excluding the favorable impact of foreign exchange and the lower net costs for marketing programs, net sales in the International Region declined by approximately $9 million, or approximately 14%, in the second quarter of 2004 compared to the same period in 2003. The net sales in the International Region in the second quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $20 million in the second quarter of 2004 compared to $17 million in the same period in 2003. The net increase in profit from operations reflected the favorable impact of approximately $3 million of foreign exchange, approximately $3 million from the favorable impact of lower net costs for marketing programs and approximately $2 million related to the closeout of certain 2003 promotional programs. Excluding the favorable impact of foreign exchange, the lower net costs for marketing programs and the impact of the closeout of the promotional programs, profit from operations in the International Region declined by approximately $5 million in the second quarter of 2004 compared to the same period in 2003. This decrease reflects the impact of the lower net sales in the International Region in the second quarter of 2004 compared to the same period in 2003 offset, in part, by the favorable impact of lower selling and administrative expenses in the second quarter of 2004, primarily due to lower advertising costs and savings from restructuring.

Global Manufacturing

        The manufacturing costs in the Global Manufacturing segment, which consist of non-standard costs, including variances from standard costs, procurement costs, inventory management costs, and development costs for manufacturing processes ("manufacturing non-standard costs"), were $11 million in the second quarter of 2004 compared to $3 million in the second quarter of 2003. The net increase of $8 million in manufacturing non-standard costs includes approximately $3 million of vendor termination costs and capital write-offs related to the Company's decision to terminate the manufacturing development and test marketing of its instant digital printing kiosk. The net increase in manufacturing non-standard costs in the second quarter of 2004 also includes approximately $2 million of inventory write-offs of certain raw and in-process material that was no longer required and approximately $3 million of other unfavorable manufacturing non-standard costs, primarily related to reductions in the Company's production volumes.

R&D

        R&D segment expenses were $10 million in the second quarter of 2004 compared to $8 million in the same period in 2003. The increase of $2 million primarily relates to planned increases in the Company's instant digital printing and new instant camera product activities in the second quarter of 2004. Approximately three quarters of the Company's total research and development expenses were related to the Company's instant digital printing activities with the balance primarily related to the Company's core instant photographic activities.

All Other

        Net sales in the All Other segment decreased by $2 million, or approximately 10%, to $19 million in the second quarter of 2004 compared to $21 million in the same period in 2003. This decrease was related to lower net sales of the Company's contract manufacturing operations offset, in part, by an increase in the net sales of the Company's eyewear business and licensing operations in the second quarter of 2004 compared to the same period in 2003.

        Profit from operations in the All Other segment was $4 million in the second quarter of both 2004 and 2003. A decrease in profit from operations related to the Company's third party contract manufacturing operations was offset by an increase in profit from operations from the Company's licensing operations and eyewear business in the second quarter of 2004 compared to the same period in 2003.

Consolidated Worldwide Results for First Six Months of 2004 Compared to First Six Months of 2003

        The following table presents selected financial information regarding the Company's results of operations for the six month periods ended June 27, 2004 and June 29, 2003. This table is presented for use in the discussion of operating results for the first six months of 2004 compared to the first six months of 2003 below. The results for these periods are as follows (in millions, except for percentages):

	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Net sales	$344	$379
Cost of goods sold	179	189

Gross margin	165	190
% of Net sales	48%	50%
Marketing, research, engineering and administrative expenses	129	136
Restructuring charges	2	1

Profit from operations	34	53
Other income, net	1	(1)
Interest expense	(1)	(2)

Earnings before income tax expense	34	50
Federal, state and foreign income tax expense/(benefit)	—	17

Net earnings	$34	$33

        The Company's consolidated net sales and gross margin for the first six months of 2004 compared to the first six months of 2003 were as follows (dollars in millions):

	Six Months 2004	Six Months 2003
Net sales	$344	$379
Gross margin	165	190
% of Net sales	48%	50%

        In the first six months of 2004 compared to the same period of 2003, the Company's consolidated net sales decreased by $35 million, or approximately 9%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the first six months of 2004 include the favorable impact of approximately $11 million of foreign exchange and a $3 million increase in net sales from the Company's licensing operations. The net sales in the first six months of 2004 also include a favorable impact of approximately $3 million from the resolution of a post audit claim by a major customer and the favorable impact of approximately $9 million related to lower net costs for marketing programs in the first six months of 2004 compared to the same period in 2003. Excluding the portions of the favorable impact of foreign exchange, the post audit claim resolution and the lower net costs for marketing programs related to instant cameras and film products, the Company's net sales of instant film and cameras declined by approximately 18% in the first six months of 2004 compared to the same period of 2003. The net sales of instant film and cameras in the first six months of 2004 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of 48% in the first six months of 2004 compared to a gross margin of 50% in the first six months of 2003. The decrease in the gross margin percentage was primarily the result of: higher non-standard manufacturing costs, including the net impact of foreign exchange, in the first six months of 2004 compared to the same period in 2003, which decreased gross margin by approximately 3 percentage points; the impact of the costs related to the Company's decision to terminate the test marketing and manufacturing development of the kiosk product which decreased gross margin by approximately 1 percentage point; and the impact of lower net sales, primarily of instant film, which decreased gross margin by approximately 1 percentage point. These decreases were offset, in part, by the favorable impact of foreign exchange on net sales in the second quarter of 2004, which increased gross margin by approximately 1 percentage point; and the favorable impact of the post audit claim resolution and the lower net costs for marketing programs which increased gross margin by approximately 2 percentage points.

        The Company's SG&A expenses were approximately $109 million and approximately $120 million, for the first six months of 2004 and 2003, respectively. The Company's SG&A expenses are the Company's reported marketing, research, engineering and administrative expenses, excluding R&D segment expenses of $20 million in the first six months of 2004 and $16 million in the same period in 2003. The net decrease of $11 million in SG&A expenses in the first six months of 2004 compared to the same period in 2003 reflects a reduction of approximately $20 million in regional sales and marketing expenses to approximately $54 million in the first six months of 2004 from approximately $74 million in the same period in 2003, due to lower advertising expenses, the favorable impact of restructuring programs and approximately $2 million from the closeout of certain 2003 promotional programs. The decrease in SG&A expenses, in the first six months of 2004 compared to the same period in 2003, also reflects approximately $7 million of lower costs in the non-segment Corporate category for employee incentive compensation. Also, in the first six months of 2004, the Company sold certain held for sale property located in Germany and other property located in the United Kingdom for aggregate net cash proceeds of approximately $5 million. The Company recorded the gain on these sales of approximately $1 million in general and administrative expenses in the non-segment Corporate category.

        The decreases in SG&A expenses in the first six months of 2004 compared to the same period in 2003 were offset, in part, by planned increases of approximately $4 million in certain marketing expenses related to new products as well as approximately $7 million in certain infrastructure costs, including increases in the cost of corporate governance in the non-segment Corporate category. The increases in SG&A expenses also included approximately $3 million related to the cost of new stock incentive awards in the non-segment Corporate category and approximately $3 million from the unfavorable impact of foreign exchange on sales and marketing expenses in the first six months of 2004. The majority of the Company's SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the first six months of both 2004 and 2003, the Company recognized restructuring and other charges of approximately $2 million and approximately $1 million, respectively. The charges in the first six months of 2004 and 2003 primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and non-segment Corporate category administrative operations. Refer to Note 7 of the consolidated financial statements contained in Part I Item 1. Financial Statements for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $34 million in the first six months of 2004 compared to a profit from operations of $53 million in the first six months of 2003. The net of other income and expense in the first six months of 2004 was net income of $1 million compared to $1 million of net other expense in the first six months of 2003. Other income in the first six months of 2004 primarily related to a gain from the sale of the Company's equity interest in a private company. Other expense in the first six months of 2003 primarily consisted of foreign exchange translation losses offset, in part, by a distribution from a real estate investment and a recovery of an overfunded amount from a non-U.S. pension plan of a subsidiary that ceased operations.

        The Company's income tax benefit was less than $1 million, or a negative 2%, on reported earnings before income taxes of $34 million in the first six months of 2004 compared to an income tax expense of $17 million, or 34%, on reported earnings before income taxes of $50 million in the first six months of 2003. The decrease in the Company's effective tax rate in the first six months of 2004 compared to the same period in 2004 was primarily related to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid from certain of the Company's foreign subsidiaries.

        In the first six months of 2004 the Company's net earnings were $34 million compared to net earnings of $33 million in the first six months of 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $1.07 and $0.95, respectively, in the first six months of 2004, and $0.94 and $0.93, respectively, for basic and diluted earnings per common share based on earnings available to common stockholders in the first six months of 2003.

        The following is a summary of the Company's net sales and profit from operations by business segment for the periods indicated (in millions):

	Six month period ended June 27, 2004	Six month period ended June 29, 2003
Net sales to customers:
Americas Region	$178	$214
International Region	121	121
Global Manufacturing	—	—
R&D	—	—
All Other	45	44

Subtotal Segments	344	379
Corporate	—	—

Total	$344	$379

Profit/(loss) from operations:
Americas Region	$67	$75
International Region	37	27
Global Manufacturing	(18)	(3)
R&D	(20)	(16)
All Other	13	10

Subtotal Segments	79	93
Corporate	(46)	(40)

Total	$33	$53

Americas Region

        The net sales and profit from operations for the Americas Region for the first six months of 2004 and 2003, were as follows (in millions):

	Six Months 2004	Six Months 2003
Net sales	$178	$214
Profit from operations	67	75

        Net sales in the Americas Region decreased by $36 million, or approximately 17%, in the first six months of 2004 compared to the same period in 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the region in the first six months of 2004 include the favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer and a favorable impact of approximately $6 million of lower net costs for marketing programs in the first six months of 2004 compared to the same period in 2003. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, net sales in the Americas Region declined by approximately $45 million, or approximately 21%, in the first six months of 2004 compared to the same period in 2003. Competition from digital camera products and media formats negatively impacted the Company's net sales in the first six months of 2004.

        Profit from operations in the Americas Region for the first six months of 2004 was $67 million compared to profit from operations of $75 million in the same period of 2003. The profit from operations in the second quarter of 2004 includes approximately $3 million related to the favorable impact of the post audit claim resolution and the favorable impact of approximately $6 million related to the lower net costs for marketing programs. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, profit from operations in the Americas Region in the first six months of 2004 compared to the same period in 2003 declined by $17 million, primarily due to the impact of the lower net sales in the first six months of 2004, offset, in part, by lower selling and administrative expenses, primarily due to lower advertising costs and savings from restructuring.

International Region

        The net sales and profit from operations for the International Region for the first six months of 2004 and 2003 were as follows (in millions):

	Six Months 2004	Six Months 2003
Net sales	$121	$121
Profit from operations	37	27

        Net sales in the International Region were $121 million in both the first six months of 2004 and 2003. The net sales in the International Region in the first six months of 2004 included approximately $10 million from the favorable impact of foreign exchange and $3 million related to lower net costs for marketing programs in the first six months of 2004 compared to the same period in 2003. Excluding the favorable impact of foreign exchange and the lower net costs for marketing programs, net sales in the International Region declined by approximately $13 million, or approximately 11%, in the first six months of 2004 compared to the same period in 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the International Region in the first six months of 2004 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $37 million in the first six months of 2004 compared to $27 million in the same period in 2003. The increase of $10 million included approximately $7 million from the net favorable impact of foreign exchange, approximately $3 million related to lower net costs for marketing programs and approximately $2 million related to the closeout of certain 2003 promotional programs. Excluding the impact of foreign exchange, the lower net costs for marketing programs and the closeout of the promotional programs, profit from operations in the International Region declined by approximately $2 million in the first six months of 2004 compared to the same period in 2003, primarily due to the impact of the lower net sales in the first six months of 2004 compared to the same period in 2003 offset, in part, by the favorable impact of lower selling and administrative expenses in the first six months of 2004, primarily due to savings from restructuring, and lower advertising costs.

Global Manufacturing

        The manufacturing non-standard costs in the Global Manufacturing segment were $18 million in the first six months of 2004 compared to $3 million in the first six months of 2003. The net increase of $15 million in manufacturing non-standard costs included an unfavorable increase of approximately $3 million in foreign exchange variances in the first six months of 2004, a favorable inventory valuation adjustment of approximately $3 million in the first six months of 2003 that did not occur in the first six months of 2004 and approximately $3 million of vendor termination costs and capital write-offs related to the Company's decision to terminate the manufacturing development and test marketing of its instant digital printing kiosks. The net increase in manufacturing non-standard costs in the first six months of 2004 also includes approximately $2 million of inventory write-offs of certain raw and in-process material that was no longer required and approximately $4 million of other unfavorable manufacturing non-standard costs, primarily related to reductions in the Company's production volumes.

R&D

        R&D segment expenses were $20 million in the first six months of 2004 compared to $16 million in the same period in 2003. The increase of $4 million primarily related to planned increases in the Company's instant digital printing and new instant camera activities in the first six months of 2004. Approximately three quarters of the Company's total research and development expenses were related to the Company's instant digital printing activities with the balance primarily related to the Company's core instant photographic activities.

All Other

        Net sales in the All Other segment increased by $1 million, or approximately 2%, to $45 million in the first six months of 2004 compared to $44 million in the same period in 2003. This increase was related to an increase in the net sales of the Company's eyewear business, including the favorable impact of approximately $1 million of foreign exchange, as well as in the net sales of the Company's licensing operations, primarily related to third party sales of licensed products. These increases were offset, in part, by a reduction in revenues from the Company's third party contract manufacturing operations in the first six months of 2004 compared to the same period in 2003.

        Profit from operations in the All Other segment increased by $3 million to $13 million in the first six months of 2004 compared to $10 million in the same period in 2003. The increase in profit from operations in the first six months of 2004 primarily reflects the impact of the increase in licensing and eyewear net sales, including the favorable impact of foreign exchange, offset, in part, by the impact of the decrease in the net sales related to third party contract manufacturing operations.

Financial Liquidity and Capital Resources

        The Company's principal source of capital is provided by its cash flow from operating activities, which may be supplemented by borrowing under the Company's revolving line of credit as discussed below. A summary of the Company's cash flows in the first six months of 2004 follows (in millions):

Six Month Period ended June 27, 2004
Net cash used by operating activities	$(44)
Net cash used by investing activities	(2)
Net cash used by financing activities	(25)
Effect of exchange rate changes on cash	—

Net decrease in cash and cash equivalents	$(71)

        The Company's cash and cash equivalents were $96 million at June 27, 2004, a decrease of $71 million from $167 million at December 31, 2003. In the first six months of 2004, net cash used by the Company's operating activities was $44 million. Net earnings in the first six months of 2004, adjusted for non-cash items (such as depreciation and other non-cash items) contributed approximately $31 million to cash flow from operating activities. An increase in receivables, inventories, and prepaids and other assets in the first six months of 2004 decreased cash flows from operating activities by approximately $25 million. A decrease in accounts payables and accruals, compensation and benefits payable, and income taxes payable also decreased cash flows from operating activities by approximately $50 million in the first six months of 2004. The decrease in compensation and benefits payable in the first half of 2004 includes the impact of cash payments of approximately $21 million related to incentive compensation liabilities incurred in 2003.

        Net cash used by the Company for investing activities in the first six months of 2004 was $2 million, primarily related to capital spending of approximately $15 million offset, in part, by a decrease in other assets and approximately $5 million of proceeds from the sale of held for sale property located in Germany and other property located in the United Kingdom. In the first six months of 2004, capital spending related to: the acquisition of land adjacent to the Company's headquarters in Waltham, Massachusetts; facilities and equipment upgrades in Global Manufacturing; and spending in support of new products. The decrease in other assets in the first six months of 2004 of approximately $8 million, primarily related to the use of deposits related to the pre-tax proceeds from the sale of certain of the Company's held for sale assets in 2003 that were used to acquire land adjacent to the Company's headquarters in Waltham, Massachusetts.

        The net cash used by the Company's financing activities in the first six months of 2004 was $25 million. Approximately $24 million of this use was related to redemption of fifty percent of the then outstanding shares of the Company's Preferred Stock for and the payment of dividends on the outstanding shares of this stock immediately prior to the redemption. Cash used by financing activities also reflects the repurchase of approximately $1 million of treasury stock from certain executives and a director who were granted an award of restricted Common Stock in the first quarter of 2004. The Company retained the amount of the purchase price of these shares to pay a portion of the plan participants' estimated income tax liability on the restricted Common Stock they acquired in the first quarter of 2004.

        The Company's working capital was $239 million at June 27, 2004 compared to $242 million at December 31, 2003.

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

        Under the revolving credit line in the Credit Agreement, the Company's borrowing availability is tied to a percentage of eligible domestic and foreign inventory and accounts receivable. Approximately $46 million was available to the Company under the revolving line of credit at June 27, 2004. There were no borrowings by the Company under the revolving line of credit in either the first six months of 2004 or 2003.

        The Credit Agreement contains certain restrictive covenants. In 2003, the Credit Agreement was amended to provide a $100 million discretionary basket for certain items otherwise restricted such as preferred stock redemptions and dividends, asset acquisitions and investments, as long as certain of the Company's financial covenants are satisfied. In 2003, the Company paid approximately $10 million of Preferred Stock dividends and redeemed 50% of the then outstanding shares of its Preferred Stock for approximately $44 million. In April 2004, the Company paid a further dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. As a result, approximately $22 million remained from the $100 million discretionary basket at June 27, 2004. The Company plans to redeem the balance of the Preferred Stock during 2004, subject to the Company's cash requirements and the approval of the lenders under the Company's Credit Agreement.

        Under the Company's asset purchase agreement with Primary, the Company is required to reimburse Primary for certain costs incurred by Primary, if certain conditions are met. As of December 31, 2003, the Company had recorded liabilities of $7 million for these costs and the Company cash collateralized the $7 million of liabilities for these costs in the first quarter of 2004.

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

        The Company believes it will have sufficient financial resources, primarily from its cash on hand and its operating cash flow as well as from other available sources of liquidity, to meet its business requirements for the next twelve months.

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

Item 4. Controls and Procedures

        The Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 27, 2004, the Company's disclosure controls and procedures provided reasonable assurance that the material information that will be required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time period specified in the relevant SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        There has been no change in the Company's internal control over financial reporting during the six month period ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On April 14, 2004, the Company paid a dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and as set forth in the table below, the Company redeemed 50% of its Preferred Stock

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Type of Security	Total Number of Shares Purchased	Aggregate Purchase Price
April 2004	Series A 8% Cumulative Compounding Preferred Stock	223,075	$22.3 million

        The Company plans to redeem the balance of the Preferred Stock during 2004, subject to its cash requirements and the approval of the lenders under the Company's Credit Agreement.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on March 30, 2004.

        The following proposals were adopted by the votes indicated:

  1.
  To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified. The voting results for each of the members of the Board of Directors were 18,745,000 votes For and zero votes Withheld. The members of the Board of Directors are as follows:

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
  (b)
  REPORTS ON FORM 8-K

        On April 28, 2004, the Company filed a report on Form 8-K relating to a press release dated April 23, 2004, issued by Primary PDC, Inc., announcing that Primary PDC, Inc. had commenced the distribution of 8,648,668 shares of Common Stock and 62,696 shares of Preferred Stock of the Company to the unsecured creditors of Primary PDC, Inc. and its subsidiaries pursuant to the Third Amended Joint Plan of Reorganization of Primary PDC, Inc.

        On April 14, 2004, the Company filed a report on Form 8-K, relating to its redemption of 223,075 of the 446,150 outstanding shares of Series A 8.0% Cumulative Compounding Preferred Stock and the payment of dividends on all such outstanding Series A Preferred Stock accrued through April 14, 2004.

        On March 30, 2004, the Company filed a report on Form 8-K pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), indicating that the Company may be deemed to have succeeded to the registration under Section 12(g) of the Exchange Act of the common stock of Primary PDC, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaroid Holding Company
Date: August 11, 2004	By:	/s/ WILLIAM L. FLAHERTY William L. Flaherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)