Form 10-Q
period 2004-09-30
POLAROID HOLDING CO
filed 2004-11-10
CIK 1227728

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 26, 2004
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

        As of November 5, 2004, the number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 34,956,069.

POLAROID HOLDING COMPANY
FORM 10-Q
For the Three and Nine Month Periods Ended September 26, 2004
INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Earnings

Polaroid Holding Company and Subsidiary Companies
Three and nine month periods ended September 26, 2004 and September 28, 2003
(in millions, except per share and share amounts)
(unaudited)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net sales	$152.6	$185.4	$496.2	$564.3
Cost of goods sold	83.9	91.6	262.9	280.5
Marketing, research, engineering and administrative expenses	50.4	65.8	179.6	201.6
Restructuring charges	6.7	0.1	8.9	1.7

Total costs	141.0	157.5	451.4	483.8
Profit from operations	11.6	27.9	44.8	80.5
Other income	0.4	8.5	2.2	7.3
Interest expense	(1.0)	(0.8)	(2.2)	(2.6)

Earnings before income tax expense/(benefit)	11.0	35.6	44.8	85.2
Federal, state and foreign income tax expense/(benefit)	(8.3)	4.4	(8.9)	21.3

Net earnings before extraordinary gain	19.3	31.2	53.7	63.9
Extraordinary gain	—	2.6	—	2.6

Net earnings	$19.3	$33.8	$53.7	$66.5

Basic earnings per common share before extraordinary gain	$0.58	$0.94	$1.61	$1.89
Extraordinary gain	—	$0.08	—	$0.08

Basic earnings per common share	$0.58	$1.02	$1.61	$1.97
Diluted earnings per common share before extraordinary gain	$0.54	$0.92	$1.50	$1.86
Extraordinary gain	—	$0.08	—	$0.08

Diluted earnings per common share	$0.54	$1.00	$1.50	$1.94
Cash dividends per common share	—	—	—	—
Weighted average common shares used for basic earnings per common share calculation (in thousands)	32,432	31,322	32,136	30,955
Weighted average common shares used for diluted earnings per common share calculation (in thousands)	34,847	31,892	34,603	31,482

See accompanying notes to consolidated financial statements and accompanying review report of KPMG LLP.

Consolidated Balance Sheet

Polaroid Holding Company and Subsidiary Companies
(in millions, except per share amount)
(unaudited)

	September 26, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$100.9	$166.8
Receivables, net of allowances of $9.5 at September 26, 2004 and $10.0 at December 31, 2003	83.3	77.8
Inventories:
Raw materials	29.4	27.2
Work-in-process	91.4	83.2
Finished goods	45.2	36.5

Total inventories	166.0	146.9
Assets held for sale	1.2	4.2
Prepaid expenses and other current assets	41.0	51.0

Total current assets	392.4	446.7
Property, plant and equipment
Total property, plant and equipment	53.3	33.0
Less: Accumulated depreciation	6.0	2.3

Net property, plant and equipment	47.3	30.7
Deferred tax assets	1.9	1.9
Other non-current assets	33.9	34.4

Total assets	$475.5	$513.7

Liabilities and stockholders' equity
Current liabilities
Payables and accruals	$97.9	$137.5
Compensation and benefits	26.8	41.7
Federal, state and foreign income taxes	12.1	25.9

Total current liabilities	136.8	205.1
Non-current pension liability	28.0	29.9
Other non-current liabilities	15.7	14.5
Preferred Stock	22.3	44.6
Common stockholders' equity
Common Stock, $.001 par value	—	—
Additional paid-in capital	11.0	3.5
Retained earnings	251.8	199.4
Accumulated other comprehensive income	16.0	17.0
Less: Treasury stock	(0.9)	—
Deferred compensation	(5.2)	(0.3)

Total common stockholders' equity	272.7	219.6

Total liabilities and stockholders' equity	$475.5	$513.7

See accompanying notes to consolidated financial statements and accompanying review report of KPMG LLP.

Consolidated Statement of Cash Flows

Polaroid Holding Company and Subsidiary Companies
Nine month periods ended September 26, 2004 and September 28, 2003
(in millions)
(unaudited)

	Nine Months
	2004	2003
Cash flows from operating activities
Net earnings	$53.7	$66.5
Depreciation of property, plant and equipment	3.3	1.1
Deferred taxes	—	(0.2)
Gain on sale of asset held for sale and other real estate	(1.5)	—
Other non-cash items	(6.4)	(5.9)
Decrease/(increase) in receivables	(4.9)	21.3
Decrease/(increase) in inventories	(13.9)	8.0
Decrease in prepaids and other assets	3.1	5.4
Decrease in payables and accruals	(37.5)	(18.3)
Increase/(decrease) in compensation and benefits	(15.6)	3.9
Increase/(decrease) in federal, state and foreign income taxes payable	(13.5)	5.0

Net cash provided/(used) by operating activities	(33.2)	86.8
Cash flows from investing activities
(Increase)/decrease in other assets	7.0	(1.0)
Proceeds from sale of asset held for sale and other real estate	4.5	—
Additions to property, plant and equipment	(19.2)	(12.0)

Net cash used by investing activities	(7.7)	(13.0)
Cash flows from financing activities
Repayment of short-term debt	—	(17.5)
Dividends paid on preferred stock	(1.4)	—
Redemption of preferred stock	(22.3)	—
Repurchase of treasury stock	(0.9)	—

Net cash used by financing activities	(24.6)	(17.5)
Effect of exchange rate changes on cash	(0.4)	3.2

Net increase/(decrease) in cash and cash equivalents	(65.9)	59.5
Cash and cash equivalents at beginning of period	166.8	140.0

Cash and cash equivalents at end of period	$100.9	$199.5

See accompanying notes to consolidated financial statements and accompanying review report of KPMG LLP.

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

        The Company's results of operations for the three and nine month periods ended September 26, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with the information in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the consolidated financial statements and notes thereto included in Items 7, 7A and 8, respectively, in the Company's Form 10-K for the fiscal year ended December 31, 2003. As noted therein, the Company's Form 10-K for the fiscal year ended December 31, 2003 does not contain all of the financial information that is required by the rules and regulations applicable to such report, and the absence of such information could be material to investors.

Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Payments for Interest and Income Taxes

        The Company's cash payments for interest and income taxes for the three and nine month periods ended September 26, 2004 and September 28, 2003 were as follows (in millions):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Cash payments for:
Interest	$0.6	$0.3	$1.0	$1.3
Income taxes	$1.3	$1.2	$4.3	$14.6

Termination Costs:

        In the second quarter of 2004, the Company made a decision to terminate the test marketing and development of its instant digital printing kiosk and does not plan to commercialize this product in the future. As a result, the Company recorded a charge of $2.8 million in cost of sales in the second quarter of 2004, related to certain media and hardware vendor termination costs as well as for fixed asset write-offs. These non-standard costs were reported in the Global Manufacturing business segment.

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

Other Non-cash Items:

        In the first nine months of 2004 and 2003, the Company recorded other non-cash items of $6.4 million and $5.9 million, respectively, in its cash flows from operating activities. These non-cash items primarily related to foreign exchange adjustments.

Stock-Based Compensation:

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

        If compensation cost for the Company's stock option awards (see Note 3) had been determined based on the fair value at grant date for awards under the plans consistent with SFAS 123, the Company's net earnings and basic and diluted earnings per common share, based on net earnings available to common stockholders, would have been changed to the pro forma amounts as follows (in millions except per share data):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Net earnings, as reported	$19.3	$33.8	$53.7	$66.5
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	0.6	—	3.2	0.1
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(0.8)	—	(3.3)	(0.1)

Pro forma net earnings	19.1	33.8	53.6	66.5
Less: Preferred dividends	0.5	1.9	1.9	5.5

Pro forma net earnings available to common stockholders	$18.6	$31.9	$51.7	$61.0
Basic earnings per share:
As reported	$0.58	$1.02	$1.61	$1.97
Pro forma	$0.57	$1.02	$1.61	$1.97
Diluted earnings per share:
As reported	$0.54	$1.00	$1.50	$1.94
Pro forma	$0.53	$1.00	$1.49	$1.94

        The fair value of the Company's stock option grants during the first six months of 2004 was estimated on the grant date using the Minimum Value Method with the following weighted average assumptions:

Dividend yield	—
Risk free interest rate	3.4%
Expected option life	5 years

        The fair value of the Company's stock option grants during the third quarter of 2004 was estimated on the grant date using the Black Scholes Method with the following weighted average assumptions:

Dividend yield	—
Risk free interest rate	3.7%
Expected volatility	50.0%
Expected option life	5 years

2.     Earnings per Share

        The numerators and denominators of the basic and diluted earnings per common share computations for the Company's reported net earnings available to common stockholders were as follows (in millions except share and per share amounts):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Net earnings before extraordinary gain	$19.3	$31.2	$53.7	$63.9
Extraordinary gain	—	2.6	—	2.6

Net earnings	19.3	33.8	53.7	66.5
Less: preferred dividends	0.5	1.9	1.9	5.5

Net earnings available to common stockholders	$18.8	$31.9	$51.8	$61.0
Weighted average number of common shares outstanding used for basic earnings per common share (in thousands)	32,432	31,322	32,136	30,955
Weighted average number of potentially dilutive restricted common shares outstanding (in thousands)	2,415	570	2,467	527

Weighted average number of common shares outstanding used for diluted earnings per common share (in thousands)	34,847	31,892	34,603	31,482
Basic earnings per common share before extraordinary gain	$0.58	$0.94	$1.61	$1.89
Extraordinary gain	—	0.08	—	0.08

Basic earnings per common share	$0.58	$1.02	$1.61	$1.97
Diluted earnings per common share before extraordinary gain	$0.54	$0.92	$1.50	$1.86
Extraordinary gain	—	0.08	—	0.08

Diluted earnings per common share	$0.54	$1.00	$1.50	$1.94

        The calculation of diluted earnings per common share for the three and nine month periods ended September 26, 2004 does not include the effects of 158,625 outstanding options to purchase shares of the Company's common stock because the effects were anti-dilutive. The Company's basic earnings per share calculations for the three and nine month periods ended September 28, 2003 contain an immaterial revision to include the vested portion of the outstanding restricted shares of Common Stock that have been included in the diluted earnings per share calculations.

3.     Stock-based Compensation

        In the first and second quarters of 2003, the Company sold 2,855,390 and 1,169,350 restricted shares of its Common Stock, respectively, for a nominal amount to certain executives and directors. These sales were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to restrictions, including those on voting rights, transfers, sales and other matters, and are subject to repurchase by the Company under certain circumstances. A total of 25% of the restricted shares of Common Stock vests one year after the date specified in the grant letter for the award and an additional 12.5% vest every six months thereafter over the following three year period. The intrinsic value, based on the estimated fair value, of these restricted shares at the time of sale of $0.4 million was recorded by the Company as deferred compensation in common stockholders' equity and is being recognized in general and administrative expense on a straight line basis over the four year vesting period for these shares.

        In the third quarter of 2003, the Company sold 42,440 restricted shares of its Common Stock for a nominal amount to a director with terms similar to those applicable to the sales of restricted shares of Common Stock in the first and second quarters of 2003.

        In the first quarter of 2004, the Company sold 843,900 restricted shares of its Common Stock for a nominal amount to certain executives and a director of the Company. These sales were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to the same terms as described above for the restricted shares of Common Stock granted in the third quarter of 2003. The intrinsic value, based on the estimated fair value, of these restricted shares at the time of sale of $4.7 million was recorded by the Company as deferred compensation in common stockholders' equity and is being recognized in general and administrative expense on a straight line basis over the four year vesting period for these shares.

        Concurrent with the sale of the restricted shares of Common Stock in the first quarter of 2004, the Company purchased 170,901 shares of the newly issued restricted shares of Common Stock for approximately $0.9 million. The Company did not pay the purchase price to the sellers but instead used the purchase price of these shares to pay a portion of each such seller's income tax liability related to the original purchase of restricted shares of Common Stock. In addition, the Company awarded a bonus of $1.1 million in the first quarter of 2004 to the purchasers of the restricted shares of Common Stock that was used to pay most of the purchasers' remaining income tax liability associated with the original purchase of restricted stock. The bonus was recorded in general and administrative expenses in the first quarter of 2004. The deferred compensation of approximately $0.9 million related to the shares repurchased was recognized as a non-cash expense in general and administrative expenses in the first quarter of 2004. The Company also recognized a non-cash expense in general and administrative expenses of approximately $0.3 million and $0.9 million in the third quarter and first nine months of 2004, respectively, based on a straight line amortization of the deferred compensation related to the grant of restricted shares of Common Stock in the first quarter of 2004.

        The Company has the right to purchase the non-vested restricted shares of Common Stock held by executives or directors who leave the Company or the Board of Directors, respectively, for a nominal amount. These repurchased shares are recorded as treasury stock and are available to be reissued. As of September 26, 2004, the Company has repurchased a total of 553,340 shares of non-vested restricted shares of Common Stock from executives who left the Company, of which 80,312 shares were repurchased in the third quarter of 2004.

        In the first quarter of 2004, the Company adopted the 2004 Stock Option Plan under which directors, executives and certain employees may be granted options to purchase restricted shares of the Company's Common Stock (the "2004 Stock Option Plan"). Any shares of Common Stock issued upon exercise of options will be subject to restrictions, including restrictions on voting rights, transfers, sales and other matters, and will be subject to repurchase by the Company under certain circumstances.

        In the first quarter of 2004, the Company granted a total of 452,901 options to certain executives and a director pursuant to the 2004 Stock Option Plan. The options issued in the first quarter of 2004 have a term of ten years from the date of grant and 25% of the options vest one year after the date specified in the grant letters for the award (which in some cases is prior to the grant date) and an additional 12.5% vest every six months thereafter over the following three year period.

        In the second quarter of 2004, the Company granted a total of 123,375 options to certain executives pursuant to the 2004 Stock Option Plan. These options have a term of ten years from the date of grant and 25% of the options vest one year after the date of the grant and an additional 12.5% vest every six months thereafter over the following three year period.

        In the third quarter of 2004, the Company granted a total of 158,625 options to certain executives pursuant to the 2004 Stock Option Plan. These options have a term of ten years from the date of grant and 25% of the options vest one year after the date of the grant and an additional 12.5% vest every six months thereafter over the following three year period.

        As of September 26, 2004, the Company has recorded the intrinsic value of its stock-based compensation grants as deferred compensation in common stockholders' equity. This deferred compensation is being amortized to general and administrative expenses over the respective vesting periods of these grants. As of September 26, 2004, 915,735 options were authorized under the 2004 Stock Option Plan, 717,671 options had been granted and remained outstanding under the 2004 Stock Option Plan, and 198,064 options were available for future grant under the 2004 Stock Option Plan.

        A summary of the Company's stock option awards as of September 26, 2004, and the changes for the period from January 1 to September 26, 2004, is presented below:

	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at January 1, 2004	—	—
Granted	453	$5.59
Exercised	—	—
Forfeited	—	—

Outstanding at March 28, 2004	453	$5.59
Granted	123	$5.59
Exercised	—	—
Forfeited	(11)	$5.59

Outstanding at June 27, 2004	565	$5.59
Granted	159	$12.92
Exercised	—	—
Forfeited	(6)	$5.59

Outstanding at September 26, 2004	718	$7.21

        Of the Company's stock option awards outstanding at September 26, 2004, 4,875 were exercisable.

4.     Comprehensive Income

        The Company's total comprehensive income for the three and nine month periods ended September 26, 2004 and September 28, 2003 were as follows (in millions):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Net earnings	$19.3	$33.8	$53.7	$66.5
Other comprehensive income/(loss):
Change in unrealized gains and (losses) on available for sale securities	—	—	(0.1)	—
Change in cumulative translation adjustments	1.0	(7.8)	(0.9)	2.0

Total comprehensive income	$20.3	$26.0	$52.7	$68.5

        Accumulated other comprehensive income as of September 26, 2004, consisted of foreign currency translation adjustments of $16.1 million offset by an unrealized loss on available for sale securities of $0.1 million. Accumulated other comprehensive income as of December 31, 2003, consisted of unrealized foreign currency translation adjustments of $17.0 million. There were no tax effects associated with the foreign currency translation adjustments recorded in accumulated other comprehensive income at September 26, 2004 or December 31, 2003.

5.     Business Segments

        The Company's reportable business segments are: the Americas Region; the International Region; Global Manufacturing; and Research and Development ("R&D"). The Company also has an All Other segment that includes: the eyewear business; the commercial secure identification systems business; brand and technology licensing operations; and contract manufacturing. The Americas Region consists of sales, marketing and distribution operations in the United States of America and other countries in North America and South America. The International Region consists of sales, marketing and distribution operations outside the Americas Region. Global Manufacturing consists of worldwide activities associated with manufacturing, procurement, developing manufacturing processes for new products, and inventory management. R&D consists of research and development activities. The Company's business segments are managed by senior executives who are directly responsible for all activities in the segment and report to the Company's chief operating decision-maker.

        The Company evaluates the performance of its business segments based on each segment's impact on profit from operations and its asset management. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third party sales. Non-standard manufacturing costs along with the costs of procurement, inventory management and developing manufacturing processes for new products are reported as costs in profit from operations in the Global Manufacturing segment. For the R&D segment, research and development costs are expensed as incurred in profit from operations. The financial results of each business segment are reviewed by the Company's chief operating decision-maker.

        The Company has one category called Corporate which is not classified as a business segment. This category includes: central marketing; centralized information systems; general and administrative functions; worldwide finished goods planning activities; and certain other corporate functions. The non-segment Corporate category also includes costs related to restructuring activities, certain incentive compensation costs and certain other non-operating items.

        The following is a summary of information related to the Company's business segments and the non-segment Corporate category (in millions):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Net sales to customers:
Americas Region	$81.1	$104.2	$258.8	$317.6
International Region	56.0	64.8	176.5	186.3
Global Manufacturing	—	—	—	—
R&D	—	—	—	—
All Other	15.5	16.4	60.9	60.4

Segment net sales to customers	152.6	185.4	496.2	564.3
Corporate	—	—	—	—

Total net sales to customers	$152.6	$185.4	$496.2	$564.3

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Profit/(loss) from operations:
Americas Region	$25.8	$41.0	$93.1	$115.4
International Region	14.8	18.3	51.3	45.4
Global Manufacturing	(6.3)	(6.1)	(24.6)	(8.9)
R&D	(10.6)	(9.8)	(30.0)	(25.6)
All Other	5.6	3.8	19.0	13.9

Segment profit from operations	29.3	47.2	108.8	140.2
Corporate	(17.7)	(19.3)	(64.0)	(59.7)

Total profit from operations	$11.6	$27.9	$44.8	$80.5

6.     Restructuring Charges

        The Company recorded restructuring charges of $6.7 million in the third quarter of 2004, and $8.9 million in the first nine months of 2004. These charges were recorded in the non-segment Corporate category and primarily represented charges for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, primarily in the International Region, certain operations in Global Manufacturing and certain non-segment Corporate operations. These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs. The charges in the third quarter of 2004 and the first nine months of 2004 also included approximately $0.1 million and $0.4 million, respectively, of exit costs related to the liquidation of certain non-U.S. marketing subsidiaries.

        The following table summarizes the Company's reserves established for restructuring programs at December 31, 2003 and the related cash charges for the three and nine month periods ended September 26, 2004 (in millions):

	Severance	Exit Costs	Total
Balance at December 31, 2003	$2.5	—	$2.5
Restructuring charges	1.0	—	1.0
Cash payments	(1.8)	—	(1.8)

Balance at March 28, 2004	$1.7	—	$1.7
Restructuring charges	0.9	0.3	1.2
Cash payments	(1.5)	(0.3)	(1.8)

Balance at June 27, 2004	$1.1	—	$1.1
Restructuring charges	6.6	0.1	6.7
Cash payments	(1.1)	(0.1)	(1.2)

Balance at September 26, 2004	$6.6	—	$6.6

        Approximately $3.0 million of the severance charges in the first nine months of 2004 represent pension enhancement costs under a non-U.S. pension plan. In the first nine months of 2004, approximately $0.8 million of cash payments had been made to the local pension trust related to these charges. These cash payments are included in the Company's pension plan cash contributions in the first nine months of 2004 (see Note 7).

        The Company recorded restructuring charges of $0.1 million in the third quarter of 2003 and $1.7 million in the first nine months of 2003. These charges were recorded in the non-segment Corporate category and represented charges for involuntary severance programs intended to downsize and consolidate certain operations in Global Manufacturing, certain sales and marketing operations, and certain non-segment Corporate operations. These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs.

        The following table summarizes the Company's reserves established for restructuring programs at December 31, 2002 and the related cash and non-cash charges for the three and nine month period ended September 28, 2003 (in millions):

	Severance	Exit Costs	Total
Balance at December 31, 2002	$8.6	$0.2	$8.8
Restructuring charges	0.5	—	0.5
Cash payments	(4.9)	(0.1)	(5.0)
Non-cash charges	—	(0.1)	(0.1)

Balance at March 30, 2003	$4.2	—	$4.2
Restructuring charges	1.1	—	1.1
Cash payments	(2.7)	—	(2.7)

Balance at June 29, 2003	$2.6	—	$2.6
Restructuring charges	0.1	—	0.1
Cash payments	(1.5)	—	(1.5)

Balance at September 28, 2003	$1.2	—	$1.2

7.     Pension Plans

        The components of the Company's net periodic pension expense for its manufacturing subsidiaries in the United Kingdom and the Netherlands with trusteed, contributory defined benefit pension plans for the three and nine month periods ended September 26, 2004 and September 28, 2003 were as follows (in millions):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Service cost	$1.0	$1.4	$3.8	$4.4
Interest cost	4.0	3.7	12.1	10.9
Expected return on assets	(4.7)	(4.2)	(14.2)	(12.6)
Amortization of unrecognized prior service cost	(0.1)	—	(0.1)	—

Net periodic pension cost	$0.2	$0.9	$1.6	$2.7

        The Company expects to contribute a total of approximately $8.7 million to these pension plans in fiscal 2004. As of September 26, 2004, approximately $5.8 million of cash contributions have been made to these pension plans. Therefore, the Company expects to make $2.9 million of additional cash contributions to fund these pension plans during the remainder of fiscal 2004.

8.     Short-term Debt

        In September 2004, the Company entered into an amendment to its $100 million credit facility (the "Credit Agreement"). The amendment provides for a reduction in the minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant levels (calculated as of the end of each fiscal quarter on a rolling four quarter basis) for the third and fourth fiscal quarters of 2004 and the first fiscal quarter of 2005 to $38.0 million, $12.5 million and $2.5 million, respectively. The EBITDA covenant level for the second fiscal quarter 2005, which is the final period tested, was unchanged by this amendment and remained at $53.0 million. In addition, the amendment removed the ability of the Company to redeem shares of its outstanding Preferred Stock and to pay dividends or make other distributions to any of its shareholders without approval of the lenders under the Credit Agreement. In connection with this amendment, the Company paid the lenders under the Credit Agreement a fee of $0.2 million. The Company did not borrow under the revolving credit line in the Credit Agreement in the first nine months of 2004 or 2003.

9.     Common Stockholder's Equity

        As of September 26, 2004, the Company had authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share (the "Common Stock"), of which 34,956,069 shares were issued and outstanding. In the first quarter of 2004, the Company repurchased 170,901 shares of its restricted Common Stock (see Note 3) for approximately $0.9 million and recorded this repurchase as treasury stock. In addition, as of September 26, 2004, the Company has repurchased a total of 553,340 shares of non-vested restricted stock for a nominal amount from executives who left the Company (refer to Note 3) and recorded these repurchases as treasury stock.

10.   Preferred Stock

        As of December 31, 2003, the Company had issued and outstanding 446,150 shares of Series A 8% Cumulative Compounding Preferred Stock (the "Preferred Stock"). In April 2004, the Company paid a dividend of $1.4 million on the Preferred Stock (representing all accrued and unpaid dividends on the Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. As of September 26, 2004, 223,190 shares of the Company's Preferred Stock were outstanding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Polaroid Holding Company and Subsidiary Companies

        We have reviewed the accompanying consolidated balance sheet of Polaroid Holding Company and Subsidiary Companies as of September 26, 2004 and the related consolidated statements of earnings for the three and nine month periods ended September 26, 2004 and September 28, 2003 and consolidated statements of cash flows for the nine month periods ended September 26, 2004 and September 28, 2003. These consolidated financial statements are the responsibility of the Company's management.

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

        Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

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
October 25, 2004

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

Background

        The following information should be read in conjunction with the information regarding the Company in Part I Item 1. Financial Statements and in conjunction with the Form 10-K for the fiscal year ended December 31, 2003 and the quarterly reports filed on Form 10-Q for the subsequent fiscal quarters. As noted therein, the Company's Form 10-K for the fiscal year ended December 31, 2003 does not contain all of the financial information that is required by the rules and regulations applicable to such report, and the absence of such information could be material to investors. The information on the Company's results of operations for any interim period, including the information presented below, is not necessarily indicative of the results of the Company's operations for the entire year.

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

Overview of Third Quarter and First Nine Months of 2004 Results

        The Company's net sales in the third quarter of 2004 were $153 million, which includes a favorable impact from foreign exchange of approximately $3 million. The Company's variances from standard manufacturing costs and its sales and marketing expenses in the third quarter of 2004 include a total of approximately $2 million from the unfavorable impact of foreign exchange. In the third quarter of 2004, the Company recorded approximately $7 million of restructuring expenses. Also in the third quarter of 2004, the Company determined that it was not probable that it would meet the criteria for its 2004 employee cash incentive compensation program and, as a result, reversed the year to date provision for this program resulting in a reduction of overhead expenses of $4 million. The Company may, in its discretion, consider an alternative 2004 employee incentive compensation program which could result in a charge for employee incentive compensation in the fourth quarter of 2004. In the third quarter of 2004, the Company revised its estimate of its effective tax rate for 2004 to negative 20% from negative 2% used in the second quarter of 2004, primarily due to lower than expected earnings and a foreign tax credit carryback. As a result, the Company recorded a tax benefit of $8 million in the third quarter of 2004. The Company's effective tax rate of negative 20% for 2004, which was estimated in the third quarter of 2004, is not necessarily indicative of the Company's effective tax rate for future periods. In the third quarter of 2004, the Company's profit from operations was $12 million and its net earnings were $19 million, or $0.54 per common share on a diluted basis based on net earnings available to common stockholders.

        The Company's net sales in the first nine months of 2004 were $496 million, which includes a favorable impact from foreign exchange of approximately $15 million, and a favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer. The Company's variances from standard manufacturing costs and its sales and marketing expenses in the first nine months of 2004 include a total of approximately $14 million from the unfavorable impact of foreign exchange. In the first nine months of 2004, the Company recorded approximately $9 million of restructuring expenses and $3 million of costs related to its decision to terminate the development and test marketing of the instant digital printing kiosk. In the third quarter of 2004, the Company reversed its year to date provision for its employee cash incentive compensation program resulting in a reduction of overhead expenses of $4 million. The Company may, in its discretion, consider an alternative 2004 employee incentive compensation program which could result in a charge for employee cash incentive compensation in the fourth quarter of 2004. The Company's estimate of its effective tax rate for 2004 that is used for the first nine months of 2004 is negative 20%, primarily due to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid or expected to be paid from certain of the Company's foreign subsidiaries. As a result, the Company recorded an income tax benefit of $9 million in the first nine months of 2004. The Company's effective tax rate of negative 20% for 2004, which was estimated in the third quarter of 2004, is not necessarily indicative of the Company's effective tax rate for future periods. The Company's profit from operations in the first nine months of 2004 was $45 million and its net earnings were $54 million, or $1.50 per common share on a diluted basis based on net earnings available to common stockholders.

        The market for instant photography has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. The Company's net sales of instant camera and film products, excluding the favorable impact of foreign exchange, declined by approximately 22% in the third quarter of 2004 compared to the third quarter of 2003. Excluding the portions of the favorable impact of foreign exchange, the second quarter resolution of a post audit claim by a major customer and lower net costs for marketing programs that related to instant cameras and film, the Company's net sales of instant camera and film products declined approximately 19% for the first nine months of 2004 compared to the same period in 2003. Declining demand is expected to continue and to continue to have a negative impact on the Company's net sales of instant camera and film products. The rate of decline of the Company's net sales of instant cameras and film may increase or decrease in the future. Although the Company has been attempting to reduce its costs in line with the decline in its instant camera and film sales, the Company's gross margin has declined by approximately 3 percentage points in the first nine months of 2004 compared to the same period in 2003. The Company has been and continues to be challenged to reduce its fixed as well as variable costs in the future. If the Company is not successful in reducing these costs in line with the reductions in its net sales, the Company's profit from operations and net earnings would be negatively impacted.

        At September 26, 2004, the Company had cash and cash equivalents of $101 million and no outstanding debt, compared to cash and cash equivalents of approximately $167 million and no outstanding debt at December 31, 2003. During the first nine months of 2004, the Company's net cash used by operating activities was $33 million. Cash flow from investing activities during the first nine months of 2004 was $8 million, which related to capital spending of $19 million, offset, in part, by $4 million of proceeds from the sale of held for sale assets and $7 million from the use of deposits from the sale of held for sale assets in 2003. Cash used by financing activities during this period was $25 million, which related to the payment of dividends on the Company's Preferred Stock and the redemption of fifty percent of the outstanding shares of the Company's Preferred Stock.

General

        The Company's reportable business segments are: the Americas Region; the International Region; Global Manufacturing; and R&D. The Company also has an All Other segment that includes: the eyewear business; the commercial secure identification systems business; brand and technology licensing operations; and contract manufacturing. The Americas Region consists of sales, marketing and distribution operations in the United States of America and other countries in North America and South America. The International Region consists of sales, marketing and distribution operations outside the Americas Region. Global Manufacturing consists of worldwide activities associated with manufacturing, procurement, developing manufacturing processes for new products, and inventory management. R&D consists of the Company's research and development activities. The Company's business segments are managed by senior executives who are directly responsible for all activities in the segment and report to the Company's chief operating decision-maker.

        The Company has one category called Corporate which is not classified as a business segment. This category includes: central marketing; centralized information systems; general and administrative functions; worldwide finished goods planning activities; and certain other corporate functions. The Corporate category also includes costs related to restructuring activities, certain incentive compensation costs and certain other non-operating items.

        The Company evaluates the performance of its business segments based on each segment's impact on profit from operations and its asset management. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third-party sales. Non-standard manufacturing costs along with the costs of procurement, inventory management and developing manufacturing processes for new products are reported as costs in profit from operations in the Global Manufacturing segment. For the R&D segment, research and development costs are expensed as incurred in profit from operations. The financial results of each business segment are reviewed by the Company's chief operating decision-maker.

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

        In addition, the calculation of the Company's income tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States of America ("U.S.") and other tax jurisdictions based on the Company's estimate of the amount of these additional taxes and when they will be due. If the payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period when the Company determined the liabilities are no longer necessary. If the Company's estimate of these tax liabilities proves to be less than the ultimate assessment, a further charge to tax expense would result, which would have a negative impact on the Company's net earnings.

Stock-Based Compensation:

        The Company has sold shares of restricted Common Stock and granted options to purchase shares of the Company's restricted Common Stock to certain of its directors and executives. The purchase price of the restricted Common Stock sold was nominal and the exercise price of the options granted was equal to the estimated fair value of the underlying restricted shares of Common Stock on the date of grant. To record and disclose the cost of these sales and grants for financial reporting, the Company must make estimates and judgments to arrive at the estimated fair value of its restricted Common Stock, including consideration of the trading price of the Company's Common Stock and the impact that transfer restrictions have on fair value. Estimates of fair value are inherently subjective. If the Company were to make a different determination of the fair value of its restricted Common Stock, the amount of its deferred compensation and its stock-based compensation expense would be different which could have a positive or negative impact on the Company's net earnings.

Pension Benefits:

        The calculation of the Company's defined pension benefit costs and obligations are dependent on the assumptions used by its actuaries. These assumptions, which are reviewed by the Company annually, include discount rates, salary growth rates, expected long-term return on plan assets, and other factors. The significant factors utilized by the Company's actuaries are discussed in further detail in Note 13 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. To the extent actual experience differs from the Company's assumptions, the differences are recorded as unrecognized gains and losses, which are amortized to net earnings over the estimated future service period of plan participants, if the cumulative amount of the unamortized gains or losses exceeds 10% of the greater of the plan's projected benefit obligation or market-related value of plan assets. Significant differences in actual experience to assumptions or significant changes in future assumptions would affect the Company's pension benefit obligations and costs, which could have a positive or negative impact on the Company's net earnings.

Restructuring Charges:

        The Company has implemented a number of restructuring programs in an effort to reduce its costs in line with the continuing decline in its instant camera and film business. These programs consist of involuntary severance programs and certain exit costs primarily related to the liquidation of certain non-U.S. marketing subsidiaries. The Company records severance-related expenses in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Costs" or Statement No. 112, "Employer's Accounting for Post-Employment Benefits." Non-employee-related exit and disposal costs, primarily costs to consolidate or close facilities, are accounted for under the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company estimates its liabilities for these programs, which are approved by the Company's management, by obtaining detailed estimates of costs for these programs, including the estimated costs of employee severance and related benefits, contract termination payments for leases, distributor arrangements and other contractual obligations, and any other qualifying exit costs related to the exit plan. These estimated costs are grouped by specific programs and are monitored on a monthly basis. These costs represent the Company's best estimate, but require assumptions about the programs that could change over time. Estimates are evaluated periodically to determine if a change is required. There were no material changes in estimates recorded by the Company during the first nine months of 2004 and 2003 related to its restructuring programs. However, if the Company were to change its estimates for these charges, the change could have a positive or negative impact on the Company's profit from operations and net earnings.

Consolidated Worldwide Results for Third Quarter of 2004 Compared to Third Quarter of 2003

        The following table presents selected financial information regarding the Company's results of operations for the three month periods ended September 26, 2004 and September 28, 2003. This table is presented for use in the discussion of operating results for the third quarter of 2004 compared to the third quarter of 2003 below. The results for these periods are as follows (in millions, except for percentages):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003
Net sales	$153	$185
Cost of goods sold	84	91

Gross margin	69	94
% of Net sales	45%	51%
Marketing, research, engineering and administrative expenses	50	66
Restructuring charges	7	—

Profit from operations	12	28
Other income, net	—	9
Interest expense	(1)	(1)

Earnings before income tax expense	11	36
Federal, state and foreign income tax expense/(benefit)	(8)	5

Net earnings before extraordinary gain	19	31
Extraordinary gain	—	3

Net earnings	$19	$34

        The Company's consolidated net sales and gross margin for the third quarter of 2004 compared to the third quarter of 2003 were as follows (dollars in millions):

	Third Quarter 2004	Third Quarter 2003
Net sales	$153	$185
Gross margin	69	94
% of Net sales	45%	51%

        The Company's consolidated net sales in the third quarter of 2004 decreased by $32 million, or approximately 17%, compared to the same period of 2003, primarily as a result of lower net sales of instant film and, to a lesser degree, instant cameras. Net sales in the third quarter of 2004 include approximately $3 million from the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, the Company's net sales of instant cameras and film declined by approximately 22% in the third quarter of 2004 compared to the same period of 2003. The net sales of instant cameras and film in the third quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of $69 million or 45% in the third quarter of 2004 compared to a gross margin of $94 million or 51% in the third quarter of 2003. The decrease in gross margin of 6 percentage points was mainly due to the impact of lower net sales, primarily of instant film, which decreased gross margin by approximately 6 percentage points. The decrease in net sales resulted in lower production volumes. This in turn resulted in an increase in manufacturing unit costs due to certain costs which were not reduced in line with the lower production volumes. The decrease in gross margin also included the impact of higher promotion costs in the third quarter of 2004 compared to the same period in 2003 which decreased gross margin by approximately 1 percentage point. The decreases in gross margin were offset, in part, by the favorable impact of foreign exchange on net sales in the third quarter of 2004, which increased gross margin by approximately 1 percentage point.

        The Company's selling, general and administrative ("SG&A") expenses were $39 million and $56 million, for the third quarter of 2004 and 2003, respectively. The Company's SG&A expenses are its reported marketing, research, engineering and administrative expenses, excluding the R&D segment expenses. The decrease of $17 million in SG&A expenses in the third quarter of 2004 compared to the same period in 2003 reflects a reduction of approximately $8 million in regional sales and marketing expenses to approximately $25 million in the third quarter of 2004 from approximately $33 million in the same period in 2003. This decrease was primarily due to lower advertising expenses and the favorable impact of restructuring programs. The decrease in SG&A expenses, in the third quarter of 2004 compared to the same period in 2003, also reflects approximately $8 million of lower costs in the non-segment Corporate category for employee cash incentive compensation. This decrease included approximately $4 million related to the reversal of the Company's year to date provision for employee cash incentive compensation. In the third quarter of 2004, the Company determined that it was not probable that it would meet the criteria for its 2004 employee cash incentive compensation program and, as a result, reversed its year to date provision for employee cash incentive compensation. The Company may, in its discretion, consider an alternative 2004 employee cash incentive compensation program which could result in a charge for employee cash incentive compensation in the fourth quarter of 2004.

        SG&A expenses in the third quarter of 2004 compared to the same period in 2003 also included an increase of approximately $2 million in certain infrastructure costs in the non-segment Corporate category, including an increase in the cost of corporate governance, and approximately $1 million from the unfavorable impact of foreign exchange on regional sales and marketing expenses. These increases were offset by reductions of approximately $4 million mainly in the other non-segment Corporate category costs, including savings from restructuring. The majority of the Company's SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the third quarter of 2004, the Company recorded restructuring charges of approximately $7 million compared to restructuring charges of less than $1 million in the same period in 2003. The increase in these charges in the third quarter of 2004 related to involuntary severance programs intended to downsize and consolidate the Company's non-U.S. manufacturing operations and, to a lesser degree, certain of the Company's sales and marketing, and non-segment Corporate category administrative operations. The Company expects to make most of the cash payments related to the third quarter 2004 restructuring charges by the end of the fourth quarter of 2004. Refer to Note 6 of the consolidated financial statements contained in Part I Item 1. Financial Statements for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $12 million in the third quarter of 2004 compared to a profit from operations of $28 million in the third quarter of 2003. The net of other income and expense in the third quarter of 2004 was income of less than $1 million, primarily related to interest income, compared to income of $9 million in the third quarter of 2003. Other income in the third quarter of 2003 primarily related to foreign exchange gains, including a net foreign currency translation gain of approximately $7 million, previously recorded as a cumulative translation adjustment within stockholders' equity that resulted from the liquidation of certain non-U.S. subsidiaries, and foreign currency transaction gains of approximately $2 million.

        In the third quarter of 2004, the Company revised its estimate of its effective tax rate for 2004 to negative 20% from negative 2% used in the second quarter of 2004 primarily due to lower than expected earnings in 2004 and a foreign tax credit carryback. As a result, the Company recorded an income tax benefit of $8 million, or an effective tax rate of negative 75%, on reported earnings before income taxes of $11 million in the third quarter of 2004 compared to an income tax expense of $5 million, or an effective tax rate of 12%, on reported earnings before income taxes of $36 million in the third quarter of 2003. The decrease in the Company's effective tax rate for 2004 was primarily related to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid or expected to be paid from certain of the Company's foreign subsidiaries. The Company's effective tax rate of negative 20% for 2004, which was estimated in the third quarter of 2004, is not necessarily indicative of the Company's effective tax rate for future periods.

        In the third quarter of 2004 the Company's net earnings were $19 million compared to net earnings of $34 million in the third quarter of 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $0.58 and $0.54, respectively, in the third quarter of 2004, compared to $1.02 and $1.00, respectively, for basic and diluted earnings per common share based on earnings available to common stockholders in the third quarter of 2003. Net earnings in the third quarter of 2003 included an extraordinary gain of $3 million which related to adjustments required under purchase accounting for the fair values of certain liabilities assumed by the Company in its asset purchase from Primary PDC, Inc. on July 31, 2002.

        The following is a summary of the Company's net sales and profit from operations by business segment, and for the non-segment Corporate category, for the periods indicated (in millions):

	Three month period ended September 26, 2004	Three month period ended September 28, 2003
Net sales to customers:
Americas Region	$81	$104
International Region	56	65
Global Manufacturing	—	—
R&D	—	—
All Other	16	16

Subtotal Segments	153	185
Corporate	—	—

Total	$153	$185

Profit/(loss) from operations:
Americas Region	$26	$41
International Region	15	18
Global Manufacturing	(6)	(6)
R&D	(11)	(10)
All Other	5	4

Subtotal Segments	29	47
Corporate	(17)	(19)

Total	$12	$28

Americas Region

        Net sales and profit from operations for the Americas Region for the third quarter of 2004 and 2003, were as follows (in millions):

	Third Quarter 2004	Third Quarter 2003
Net sales	$81	$104
Profit from operations	26	41

        Net sales in the Americas Region decreased by $23 million, or approximately 22%, in the third quarter of 2004 compared to the same period in 2003, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. Competition from digital camera products and media formats negatively impacted the Company's net sales in the Americas Region in the third quarter of 2004.

        Profit from operations in the Americas Region for the third quarter of 2004 was $26 million compared to profit from operations of $41 million in the same period of 2003. The decline in profit from operations in the Americas Region of $15 million was primarily due to the impact of lower net sales. This decrease was offset, in part, by lower selling and administrative expenses, primarily related to lower advertising costs and, to a lesser degree, savings from restructuring in the third quarter of 2004.

International Region

        Net sales and profit from operations for the International Region for the third quarter of 2004 and 2003 were as follows (in millions):

	Third Quarter 2004	Third Quarter 2003
Net sales	$56	$65
Profit from operations	15	18

        Net sales in the International Region decreased by $9 million, or approximately 14%, to $56 million in the third quarter of 2004 from $65 million in the same period of 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the International Region in the third quarter of 2004 included approximately $3 million related to the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, net sales in the International Region declined by approximately $12 million, or approximately 18%, in the third quarter of 2004 compared to the same period in 2003. Net sales in the International Region in the third quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $15 million in the third quarter of 2004 compared to $18 million in the same period in 2003. Profit from operations in the third quarter of 2004 included the net favorable impact of approximately $2 million of foreign exchange. Excluding the favorable impact of foreign exchange, profit from operations in the International Region declined by approximately $5 million in the third quarter of 2004 compared to the same period in 2003. This decrease reflects the impact of lower net sales in the International Region in the third quarter of 2004 compared to the same period in 2003 offset, in part, by the favorable impact of lower selling and administrative expenses in the third quarter of 2004, primarily due to lower advertising costs and, to a lesser degree, savings from restructuring.

Global Manufacturing

        The manufacturing costs in the Global Manufacturing segment, which consist of non-standard costs, including variances from standard costs, procurement costs, inventory management costs, and development costs for manufacturing processes ("manufacturing non-standard costs"), were approximately $6 million in each of the third quarters of 2004 and 2003. The manufacturing non-standard costs in the third quarter of 2004 compared to the same period in 2003 included an increase of approximately $3 million of unfavorable manufacturing non-standard costs, primarily related to reductions in the Company's production volumes. This increase was offset by the favorable impact of approximately $2 million from foreign exchange and $1 million of lower development costs related to the Company's decision to terminate the development of its instant digital printing kiosks.

R&D

        R&D segment expenses were $11 million in the third quarter of 2004 compared to $10 million in the same period in 2003. The increase of $1 million primarily relates to an increase in spending related to the Company's instant digital printing activities in the third quarter of 2004. Approximately 85% of the Company's total research and development expenses in the third quarter of 2004 were related to the Company's instant digital printing activities with the balance primarily related to the Company's instant photographic activities.

All Other

        Net sales in the All Other segment were approximately $16 million in both the third quarter of 2004 and the third quarter of 2003.

        Profit from operations in the All Other segment was $5 million in the third quarter of 2004 compared to $4 million in the same period in 2003. The increase of $1 million in profit from operations primarily reflected an increase in net sales related to the Company's licensing operations in the third quarter of 2004 compared to the same period in 2003.

Consolidated Worldwide Results for First Nine Months of 2004 Compared to First Nine Months of 2003

        The following table presents selected financial information regarding the Company's results of operations for the nine month periods ended September 26, 2004 and September 28, 2003. This table is presented for use in the discussion of operating results for the first nine months of 2004 compared to the first nine months of 2003 below. The results for these periods are as follows (in millions, except for percentages):

	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Net sales	$496	$564
Cost of goods sold	263	280

Gross margin	233	284
% of Net sales	47%	50%
Marketing, research, engineering and administrative expenses	179	201
Restructuring charges	9	2

Profit from operations	45	81
Other income, net	2	7
Interest expense	(2)	(3)

Earnings before income tax expense	45	85
Federal, state and foreign income tax expense/(benefit)	(9)	21

Net earnings before extraordinary gain	54	$64
Extraordinary gain	—	3

Net earnings	$54	$67

        The Company's consolidated net sales and gross margin for the first nine months of 2004 compared to the first nine months of 2003 were as follows (dollars in millions):

	Nine Months 2004	Nine Months 2003
Net sales	$496	$564
Gross margin	233	284
% of Net sales	47%	50%

        In the first nine months of 2004 compared to the same period of 2003, the Company's consolidated net sales decreased by $68 million, or approximately 12%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the first nine months of 2004 include the favorable impact of approximately $15 million of foreign exchange. The net sales in the first nine months of 2004 also include a favorable impact of approximately $3 million from the resolution of a post audit claim by a major customer and the favorable impact of approximately $9 million related to lower net costs for marketing programs in the first nine months of 2004 compared to the same period in 2003. Excluding the portions of the favorable impact of foreign exchange, the post audit claim resolution and the lower net costs for marketing programs related to instant camera and film products, the Company's net sales of instant cameras and film declined by approximately 19% in the first nine months of 2004 compared to the same period of 2003. Net sales of instant cameras and film in the first nine months of 2004 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of $233 million or 47% in the first nine months of 2004 compared to a gross margin of $284 million or 50% in the first nine months of 2003. The decrease in gross margin of 3 percentage points was primarily the result of: the impact of lower net sales, primarily of instant film, which decreased gross margin by approximately 3 percentage points; and higher non-standard manufacturing costs, including the net impact of foreign exchange, in the first nine months of 2004 compared to the same period in 2003, which decreased gross margin by approximately 2 percentage points. These decreases were offset, in part, by the favorable impact of foreign exchange on net sales in the first nine months of 2004, which increased gross margin by approximately 1 percentage point and the favorable impact of the post audit claim resolution and the lower net costs for marketing programs which increased gross margin by approximately 1 percentage point.

        The Company's SG&A expenses were approximately $149 million and $175 million for the first nine months of 2004 and 2003, respectively. The Company's SG&A expenses are its reported marketing, research, engineering and administrative expenses, excluding R&D segment expenses. The decrease of $26 million in SG&A expenses in the first nine months of 2004 compared to the same period in 2003 reflects a reduction of approximately $28 million in regional sales and marketing expenses to approximately $79 million in the first nine months of 2004 from approximately $107 million in the same period in 2003, due to lower advertising expenses, the favorable impact of restructuring programs and approximately $2 million from the closeout of certain 2003 and 2002 promotional programs. The decrease in SG&A expenses, in the first nine months of 2004 compared to the same period in 2003, also reflects approximately $12 million of lower costs in the non-segment Corporate category for employee incentive compensation to approximately $3 million, which related to the cost of stock-based compensation awards, in the first nine months of 2004, compared to approximately $15 million in the same period in 2003, which primarily related to provisions for the Company's employee cash incentive compensation program. In the third quarter of 2004, the Company determined that it was not probable that it would meet the criteria for its 2004 employee cash incentive compensation program and, as a result, reversed its year to date provision for employee cash incentive compensation. The Company may, in its discretion, consider an alternative 2004 employee cash incentive compensation program which could result in a charge for employee cash incentive compensation in the fourth quarter of 2004. In the first nine months of 2004, the Company sold certain held for sale property located in Germany and other property located in the United Kingdom for aggregate net cash proceeds of approximately $5 million. The Company recorded the gain on these sales of approximately $1 million in general and administrative expenses in the non-segment Corporate category.

        The decreases in SG&A expenses in the first nine months of 2004 compared to the same period in 2003 were offset, in part, by planned increases of approximately $3 million in certain marketing expenses related to new products as well as approximately $8 million of increases mainly in certain infrastructure costs, including increases in the cost of corporate governance in the non-segment Corporate category. The increases in SG&A expenses also included approximately $4 million from the unfavorable impact of foreign exchange on sales and marketing expenses in the first nine months of 2004. The majority of the Company's SG&A expenses were recorded in the Americas Region and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the first nine months of 2004 and 2003, the Company recorded restructuring charges of approximately $9 million and approximately $2 million, respectively. These charges primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's non-U.S. manufacturing, sales and marketing and non-segment Corporate category administrative operations. The Company expects the pre-tax savings from the restructuring charges recorded in the first nine months of 2004 to be approximately $16 million on an annualized basis. Refer to Note 6 of the consolidated financial statements contained in Part I Item 1. Financial Statements for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $45 million in the first nine months of 2004 compared to a profit from operations of $81 million in the first nine months of 2003. The net of other income and expense in the first nine months of 2004 was net other income of $2 million compared to $7 million of net other income in the first nine months of 2003. Other income in the first nine months of 2004 primarily related to a gain from the sale of the Company's equity interest in a private company. Other income in the first nine months of 2003 primarily consisted of a net foreign currency translation gain, previously recorded as a cumulative translation adjustment within stockholders' equity, that resulted from the liquidation of certain non-U.S. subsidiaries and a distribution from a real estate investment.

        The Company's income tax benefit was $9 million, or an effective tax rate of negative 20%, on reported earnings before income taxes of $45 million in the first nine months of 2004 compared to an income tax expense of $21 million, or an effective tax rate of 25%, on reported earnings before income taxes of $85 million in the first nine months of 2003. The decrease in the Company's effective tax rate in the first nine months of 2004 compared to the same period in 2003 was primarily related to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid or expected to be paid from certain of the Company's foreign subsidiaries. The Company's effective tax rate of negative 20% for 2004, which was estimated in the third quarter of 2004, is not necessarily indicative of the Company's effective tax rate for future periods.

        In the first nine months of 2004 the Company's net earnings were $54 million compared to net earnings of $67 million in the first nine months of 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $1.61 and $1.50, respectively, in the first nine months of 2004, and $1.97 and $1.94, respectively, for basic and diluted earnings per common share based on earnings available to common stockholders in the first nine months of 2003. Net earnings in the first nine months of 2003 include an extraordinary gain of $3 million which related to adjustments required under purchase accounting for the fair values of certain liabilities assumed by the Company in its asset purchase from Primary PDC, Inc. on July 31, 2002.

        The following is a summary of the Company's net sales and profit from operations by business segment, and for the non-segment Corporate category, for the periods indicated (in millions):

	Nine month period ended September 26, 2004	Nine month period ended September 28, 2003
Net sales to customers:
Americas Region	$259	$318
International Region	176	186
Global Manufacturing	—	—
R&D	—	—
All Other	61	60

Subtotal Segments	496	564
Corporate	—	—

Total	$496	$564

Profit/(loss) from operations:
Americas Region	$93	$116
International Region	51	45
Global Manufacturing	(24)	(9)
R&D	(30)	(26)
All Other	19	14

Subtotal Segments	109	140
Corporate	(64)	(59)

Total	$45	$81

Americas Region

        Net sales and profit from operations for the Americas Region for the first nine months of 2004 and 2003, were as follows (in millions):

	Nine Months 2004	Nine Months 2003
Net sales	$259	$318
Profit from operations	93	116

        Net sales in the Americas Region decreased by $59 million, or approximately 19%, in the first nine months of 2004 compared to the same period in 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the region in the first nine months of 2004 include the favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer and a favorable impact of approximately $6 million of lower net costs for marketing programs in the first nine months of 2004 compared to the same period in 2003. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, net sales in the Americas Region declined by approximately $68 million, or approximately 21%, in the first nine months of 2004 compared to the same period in 2003. Competition from digital camera products and media formats negatively impacted the Company's net sales in the first nine months of 2004.

        Profit from operations in the Americas Region for the first nine months of 2004 was $93 million compared to profit from operations of $116 million in the same period of 2003. The profit from operations in the first nine months of 2004 includes approximately $3 million related to the favorable impact of the post audit claim resolution and the favorable impact of approximately $6 million related to the lower net costs for marketing programs. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, profit from operations in the Americas Region in the first nine months of 2004 compared to the same period in 2003 declined by $32 million. This decrease was primarily due to the impact of lower net sales in the first nine months of 2004, offset, in part, by lower selling and administrative expenses, primarily related to lower advertising costs and savings from restructuring.

International Region

        Net sales and profit from operations for the International Region for the first nine months of 2004 and 2003 were as follows (in millions):

	Nine Months 2004	Nine Months 2003
Net sales	$176	$186
Profit from operations	51	45

        Net sales in the International Region declined by $10 million, or approximately 5%, to $176 million in the first nine months of 2004 from $186 million in the same period in 2003. The net sales in the International Region in the first nine months of 2004 included approximately $12 million from the favorable impact of foreign exchange and $3 million related to lower net costs for marketing programs in the first nine months of 2004 compared to the same period in 2003. Excluding the favorable impact of foreign exchange and the lower net costs for marketing programs, net sales in the International Region declined by approximately $25 million, or approximately 13%, in the first nine months of 2004 compared to the same period in 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. Net sales in the International Region in the first nine months of 2004 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $51 million in the first nine months of 2004 compared to $45 million in the same period in 2003. The increase of $6 million included approximately

$9 million from the net favorable impact of foreign exchange, approximately $3 million related to lower net costs for marketing programs and approximately $2 million related to the closeout of certain 2003 promotional programs. Excluding the impact of foreign exchange, lower net costs for marketing programs and the closeout of promotional programs, profit from operations in the International Region declined by approximately $8 million in the first nine months of 2004 compared to the same period in 2003, primarily due to the impact of the lower net sales in the first nine months of 2004 compared to the same period in 2003 offset, in part, by the favorable impact of lower selling and administrative expenses in the first nine months of 2004, primarily due to savings from restructuring, and lower advertising costs.

Global Manufacturing

        The manufacturing non-standard costs in the Global Manufacturing segment were $24 million in the first nine months of 2004 compared to $9 million in the first nine months of 2003. The net increase of $15 million in manufacturing non-standard costs included: a favorable inventory valuation adjustment of approximately $3 million in the first nine months of 2003 that did not occur in the first nine months of 2004; approximately $3 million of vendor termination costs and fixed asset write-offs related to the Company's decision to terminate the manufacturing development and test marketing of its instant digital printing kiosks; and approximately $1 million of unfavorable foreign exchange variances in the first nine months of 2004. The net increase in manufacturing non-standard costs in the first nine months of 2004 also includes approximately $2 million of inventory write-offs of certain raw and in-process material that was no longer required and approximately $6 million of other unfavorable manufacturing non-standard costs, primarily related to reductions in the Company's production volumes.

R&D

        R&D segment expenses were $30 million in the first nine months of 2004 compared to $26 million in the same period in 2003. The increase of $4 million primarily related to increases in spending related to the Company's instant digital printing activities in the first nine months of 2004. Approximately 80% of the Company's total research and development expenses in the first nine months of 2004 were related to the Company's instant digital printing activities with the balance primarily related to the Company's instant photographic activities.

All Other

        Net sales in the All Other segment increased by $1 million, or approximately 2%, to $61 million in the first nine months of 2004 compared to $60 million in the same period in 2003. This increase was primarily related to an increase in net sales of the Company's eyewear business of approximately $5 million, including the favorable impact of approximately $2 million of foreign exchange, and in licensing operations of approximately $3 million. These increases were offset, in part, by a reduction in revenues from the Company's third party contract manufacturing operations in the first nine months of 2004 compared to the same period in 2003.

        Profit from operations in the All Other segment increased by $5 million to $19 million in the first nine months of 2004 compared to $14 million in the same period in 2003. The increase in profit from operations in the first nine months of 2004 primarily reflects the impact of the increase in licensing and eyewear net sales, including the favorable impact of foreign exchange, offset, in part, by the impact of the decrease in the net sales related to third party contract manufacturing operations.

Financial Liquidity and Capital Resources

        The Company's principal source of capital is its cash flow from operating activities, which may be supplemented by borrowing under the Company's revolving line of credit as discussed below. A summary of the Company's cash flows in the first nine months of 2004 follows (in millions):

Nine Month Period ended September 26, 2004
Net cash used by operating activities	$(33)
Net cash used by investing activities	(8)
Net cash used by financing activities	(25)

Net decrease in cash and cash equivalents	$(66)

        The Company's cash and cash equivalents were $101 million at September 26, 2004, a decrease of $66 million from $167 million at December 31, 2003. In the first nine months of 2004, net cash used by the Company's operating activities was $33 million. Net earnings in the first nine months of 2004, adjusted for non-cash items (such as depreciation and other non-cash items) contributed approximately $49 million to cash flow from operating activities. An increase in receivables and inventories in the first nine months of 2004 decreased cash flows from operating activities by $19 million. An increase in prepaid and other assets increased cash flow from operating activities by approximately $3 million. A decrease in accounts payables and accruals, compensation and benefits payable, and income taxes payable also decreased cash flows from operating activities by approximately $66 million in the first nine months of 2004. The decrease in compensation and benefits payable in the first half of 2004 includes the impact of cash payments of approximately $21 million related to incentive compensation liabilities recorded in 2003.

        Net cash used by the Company for investing activities in the first nine months of 2004 was $8 million, primarily related to capital spending of approximately $19 million offset, in part, by a decrease in other assets and $4 million of proceeds from the sale of held for sale property located in Germany and other property located in the United Kingdom. In the first nine months of 2004, capital spending related to: the acquisition of land adjacent to the Company's headquarters in Waltham, Massachusetts; facilities and equipment upgrades in Global Manufacturing; and new products. The decrease in other assets in the first nine months of 2004 of approximately $7 million primarily related to the use of deposits related to the pre-tax proceeds from the sale of certain of the Company's held for sale assets in 2003 that were used to acquire land adjacent to the Company's headquarters in Waltham, Massachusetts.

        The net cash used by the Company's financing activities in the first nine months of 2004 was $25 million. Approximately $24 million of this use was related to the redemption of fifty percent of the outstanding shares of the Company's Preferred Stock and the payment of dividends on the outstanding shares of this stock immediately prior to the redemption in the second quarter of 2004. Cash used by financing activities also reflects the repurchase of approximately $1 million of restricted Common Stock from certain executives and a director in connection with a purchase by those individuals of shares of the Company's restricted Common Stock in the first quarter of 2004. The Company utilized the purchase price it would otherwise have paid for the repurchase to pay a portion of the estimated income tax liability of those individuals on the restricted Common Stock they purchased in the first quarter of 2004.

        The Company's working capital was $256 million at September 26, 2004 compared to $242 million at December 31, 2003.

        As of July 29, 2002, the Company entered into a three year, $100 million credit facility and accompanying security documents with a group of lenders (the "Credit Agreement"). The Credit Agreement is secured by, among other things, a first priority security interest in substantially all of the

Company's assets in the United States and most of the assets of the Company's non-U.S. subsidiaries that are designated as borrowers or guarantors under the Credit Agreement. The Credit Agreement expires by its terms in July 2005. The Company is considering a number of alternatives for replacing the Credit Agreement, including the negotiation of an extension of the Credit Agreement with the existing group of lenders.

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

        Under the revolving credit line in the Credit Agreement, the Company's borrowing availability is tied to a percentage of eligible domestic and foreign inventory and accounts receivable. Approximately $45 million was available to the Company under the revolving line of credit at September 26, 2004. There were no borrowings by the Company under the revolving line of credit in any of the first nine months of 2004 or 2003.

        The Credit Agreement contains certain restrictive covenants. In 2003, the Credit Agreement was amended to provide a $100 million discretionary basket for certain items otherwise restricted such as preferred stock redemptions and dividends, asset acquisitions, additional instant digital printing spending and other investments, as long as certain of the Company's financial covenants are satisfied. In the fourth quarter of 2003, the Company paid approximately $10 million of dividends on its Preferred Stock and redeemed 50% of the then outstanding shares of its Preferred Stock for approximately $44 million. In April 2004, the Company paid a further dividend of $1.4 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. In the third quarter of 2004, the Company used approximately $2 million of the discretionary basket for additional instant digital printing research and development spending. As a result, approximately $20 million remained from the $100 million discretionary basket at September 26, 2004.

        In September 2004, the Company entered into an amendment to the Credit Agreement. The amendment provides for a reduction in the minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant levels (calculated as of the end of each fiscal quarter on a rolling four quarter basis) for the third and fourth fiscal quarters of 2004 and the first fiscal quarter of 2005 to $38.0 million, $12.5 million and $2.5 million, respectively. The EBITDA covenant level for the second fiscal quarter 2005, which is the final period tested, was unchanged by this amendment and remained at $53.0 million. In addition, the amendment removed the ability of the Company to redeem shares of its outstanding Preferred Stock and to pay dividends or make other distributions to any of its shareholders without approval of the lenders under the Credit Agreement. In connection with this amendment, the Company paid the lenders under the Credit Agreement a fee of $0.2 million. The Company has not borrowed to date in 2004 under the revolving credit line in the Credit Agreement.

        The Company may redeem the outstanding balance of its Preferred Stock in the fourth quarter of 2004, subject to the Company's cash requirements and the approval of the lenders under the Credit Agreement but there is no assurance that the lenders will consent to any partial or total redemption of the Preferred Stock.

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

Item 4. Controls and Procedures

        The Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 26, 2004, the Company's disclosure controls and procedures provided reasonable assurance that the material information that will be required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time period specified in the relevant SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        There has been no change in the Company's internal control over financial reporting during the three month period ended September 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

				Terms of Exercise
Name of persons	Type of securities		Total number	Exercise Price	Vesting Terms
Officer (*)	Options (**	)	70,500	$12.92/option	25% vest after one year and 12.5% every six months thereafter
Employees	Options (**	)	88,125	$12.92/option	25% vest after one year and 12.5% every six months thereafter

Total			158,625

(*)
Not an executive officer of the Company

(**)
To purchase restricted shares of the Company's Common Stock

(b)

        None

(c)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 28–August 1, 2004	N/A		N/A	N/A	N/A
August 2–August 29, 2004	N/A		N/A	N/A	N/A
August 30–September 26, 2004	80,312.50	(*)	$0.04	N/A	N/A

Total	80,312.50		$0.04	N/A	N/A

(*)
This repurchase was made in connection with the departure of a former employee pursuant to the Company's repurchase right contained in the Amended and Restated Securities Holders Agreement, as amended from time to time, among the Company and certain of its shareholders dated as of February 5, 2003.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits

10.2 (c)	Seventh Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, effective September 24, 2004
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Polaroid Holding Company
Date: November 10, 2004	By:	/s/ WILLIAM L. FLAHERTY William L. Flaherty Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Consolidated Statement of Earnings
  Consolidated Balance Sheet
  Consolidated Statement of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Registered Public Accounting Firm
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURE