Form 10-K
period 2004-12-31
POLAROID HOLDING CO
filed 2005-03-16
CIK 1227728

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS 2

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES ☒    NO ☐

        As of March 7, 2005, the number of outstanding shares of the Registrant's Common Stock was 34,956,069. The information in this report gives effect to a 10-for-1 stock split that occurred on July 24, 2003.

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

PART I

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

        The Company has made a significant investment in instant digital printing applications but has not commercialized any products in that area. There can be no assurance that any of these digital printing applications will be commercialized. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in this area after the second quarter of 2005. As previously disclosed, the Company made a decision in the second quarter of 2004 to terminate the test marketing and development of its instant digital printing kiosk and does not plan to commercialize this product in the future.

        The Company sells its products directly to and through mass merchandisers; food, drug, discount and department stores; photo retail and specialty stores; wholesalers; original equipment manufacturers; independent agents; retail outlets; and distributors.

The Merger

        On January 7, 2005, the Company entered into a merger agreement with Petters Group Worldwide, LLC and its wholly-owned subsidiary, Petters Consumer Brands, LLC (collectively "Petters"). If the merger is completed, the Company will become a wholly-owned subsidiary of Petters Group Worldwide, LLC and each outstanding share of the Company's Common Stock will be converted into the right to receive $12.08 in cash and, under certain circumstances, the right to receive additional cash consideration if the Company sells its instant digital printing assets for consideration in excess of an amount determined pursuant to the merger agreement. One Equity Partners LLC ("OEP"), the private equity firm that owns a majority of the Company's Common Stock, has entered into a voting agreement with Petters to vote its shares during the term of the voting agreement in favor of the adoption of the merger agreement and to exercise its contractual "drag along" rights under the Amended and Restated Securities Holders Agreement to require certain other shareholders, including all of the Company's directors and executive officers, to vote their shares in favor of the merger. The closing of the merger is subject to various conditions.

        The Company has filed a preliminary proxy statement and will file a definitive proxy statement with the Securities and Exchange Commission ("SEC") to be used to solicit stockholder approval of the proposed merger. The Company's stockholders are urged to read the definitive proxy statement and any other relevant documents filed with the SEC when they become available because they will contain important information.

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

        THE INFORMATION PRESENTED BELOW DOES NOT INCLUDE FINANCIAL INFORMATION ON PRIMARY FOR PERIODS PRIOR TO JANUARY 1, 2002 SINCE AUDITED INFORMATION ON THOSE PERIODS IS NOT AVAILABLE TO THE COMPANY. AS A RESULT, THIS DOCUMENT DOES NOT CONTAIN ALL OF THE FINANCIAL INFORMATION THAT IS REQUIRED BY THE RULES AND REGULATIONS APPLICABLE TO THIS REPORT REGARDING THE BUSINESS OPERATIONS ACQUIRED BY THE COMPANY IN THE TRANSACTION. THE ABSENCE OF FINANCIAL INFORMATION FOR PRIMARY PRIOR TO JANUARY 1, 2002 COULD BE MATERIAL TO INVESTORS. FURTHER, INVESTORS SHOULD NOT ASSUME THAT THE RESULTS OF OPERATIONS FOR THE PERIODS CONTAINED HEREIN BEAR ANY CORRELATION TO THE RESULTS OF OPERATIONS OF PRIMARY FOR PERIODS PRIOR TO 2002.

The July 2002 Transaction

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

Business Strategy

        The Company's financial success will largely be dependent on its generation of cash flow, primarily from its instant camera and film products, effective management of working capital, as well as managing the decline in the Company's instant camera and film business. The Company has made a significant investment in instant digital printing applications but has not commercialized any products in that area. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in this area after the second quarter of 2005. The market for instant photography cameras and film has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. This declining demand continues to have a negative impact on sales of the Company's instant camera and film products and its net earnings. The Company's strategy is to manage the decline in its instant photography business.

        To manage the decline in its instant photography business the Company plans to:

  •
  continue to reduce costs in manufacturing instant cameras and film to work towards alignment of its cost structure with its revenues;

  •
  reduce sales, marketing, development and other corporate overhead in line with its revenues;

  •
  maximize retail shelf space and improve in-store visibility through creative point-of-sale merchandising, co-marketing, and promotional activities;

  •
  focus on selected commercial applications for which instant imaging remains a strong opportunity, with growth in several emerging markets;

  •
  focus on ethnic marketing opportunities for consumer applications in the U.S.;

  •
  rationalize or exit several product lines that do not meet profit objectives;

  •
  expand its e-commerce capability allowing consumers to purchase products and obtain photo finishing services online.

        The Company seeks to identify and secure business partnerships and alliances to support its products and services, extend its markets, and build upon its research and development initiatives. These efforts include the Company's brand and technology licensing activity.

Principal Products and Technology

Instant Photography

        The Company's instant photography products consist of instant cameras and film in a variety of styles and in large and small formats. Instant cameras and film accounted for approximately 83% of the Company's net sales for the twelve-month period ending December 31, 2004.

        The larger format instant camera and film products consist primarily of:

  •
  the 600 series of instant cameras and film, including the new One600 series instant cameras;

  •
  the Spectra or Image1200 series of instant cameras and film;

  •
  Studio 125i and Type 690 commercial film, color peel-apart instant films that produce quality images for professional and document photography uses;

  •
  other instant film formats and hardware devices used primarily for commercial applications.

        The instant camera and film products in the smaller instant format are the Company's Polaroid i-Zone products. The larger format products have historically had higher margins than the smaller formats. Sales of the smaller instant format products account for substantially less revenue and gross profit than the larger format products.

Instant Digital Printing

        The Company has made a significant investment in instant digital printing applications but has not commercialized any products in that area. There can be no assurance that any of these digital printing applications will be commercialized. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in this area after the second quarter of 2005. As previously disclosed, the Company made a decision in the second quarter of 2004 to terminate the test marketing and development of its instant digital printing kiosk and does not plan to commercialize this product in the future.

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

Regional Sales and Marketing Operations

        In each sales and marketing region, the Company has two principal markets for its traditional products: consumer photography and commercial photography. While the products are similar worldwide, the mix between consumer and commercial photography varies by region and country. Because of this, the Company develops regional marketing strategies. This permits the Company's management in each region the opportunity to develop advertising and promotional programs, organize its distribution structure, target its communications, and tailor its product portfolio to meet the needs of the regional marketplace. Regional management of the sales and marketing functions enables the Company to deliver products to its customers in a cost-effective manner. The Company has shifted the market structure for many of its sales regions from a direct subsidiary model to a distributor model as a means to drive efficiency and reduce cost. In addition, the company is pursuing an e-commerce strategy in select developed markets to drive efficiency and reduce costs.

Competition

        The Company operates in the worldwide photography market, which is highly competitive in design, product performance, quality, service and price. Instant silver halide, conventional 35mm and digital imaging products manufactured by others compete with the Company's products. The Company has competitors worldwide, including large global corporations, most of which have greater financial resources than the Company. The Company also faces competition from local and regional companies, which may be more specialized than the Company. In the instant photography market, the Company faces direct competition from Fuji Photo Film Co., Ltd. ("Fuji"), which sells instant photography products in Asia, Europe, Canada and the United States. The Company's instant cameras and film products also face competition from Eastman Kodak Company, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation, Epson America, Inc. Olympus Corporation, Hi-Touch Imaging Technologies, Inc. and others.

Customers

        In the United States, the Company sells its products to a variety of customers (refer to "Nature of Operations" section above). Internationally, products are sold to a variety of customers and unaffiliated distributors primarily through a direct sales force.

        Sales to one customer, Wal-Mart Stores, Inc., accounted for approximately 13% and 14% of the Company's worldwide net sales in 2004 and 2003, respectively. Substantially all of the sales to Wal-Mart Stores, Inc. occurred in the Americas Region. No other customer accounted for more than 10% of the Company's total net sales in the years ended December 31, 2004 and 2003.

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

        The Company has manufacturing sites located in Waltham, Norwood, and New Bedford, Massachusetts; Dumbarton, Scotland; Enschede, the Netherlands; Queretaro, Mexico; and Shanghai, China. The Company believes that the capacity of its manufacturing facilities is sufficient to meet the current demand for its products. The Company performs the final assembly of instant cameras at its facilities in Scotland and China or contracts with third parties who manufacture cameras to the Company's design specifications. Refer to Item 2. Properties below for more information.

        The manufacture of instant film is a vertically integrated process that has two major steps: the production of photographic materials, principally photographic negatives; and the assembly of film packs. The Company makes photographic negatives by purchasing and producing custom chemicals and coating them on the film sheets using proprietary technology. In addition, most of the Company's instant integral films use batteries that it manufactures. The non-assembly processes, located in the United States, are capital intensive. By contrast, the assembly of film packs is highly mechanized and occurs in The Netherlands, Scotland and Mexico, as well as the United States. The Company continues to explore opportunities to outsource certain of its manufacturing operations and to eliminate underutilized capacity by consolidating its manufacturing facilities.

Research and Development

        The Company conducts research and development ("R&D") to create value through the development of proprietary technology platforms with broad product applicability. During 2004, most of the Company's research and development resources were dedicated to instant digital printing solutions and services. The balance was largely related to new instant camera designs. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in the instant digital printing area after the second quarter of 2005.

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

Employees

        As of December 31, 2004, the Company had approximately 2,850 employees. Approximately two-thirds of the Company's employees are in manufacturing operations.

Environmental Compliance

        The Company's environmental compliance is primarily associated with its manufacturing and logistics, and research and development operations. The Company is subject to various laws and governmental regulations concerning environmental matters. Some of the U.S. federal environmental legislation having an impact on the Company's manufacturing operations includes the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Clean Air Act, Clean Water Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. It is the Company's policy to carry out its business activities in a manner consistent with sound health, safety and environmental management practices, and to comply with applicable health, safety and environmental laws and regulations. The Company continues to engage in a program for environmental protection and control.

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

Item 2. Properties

        The Company's worldwide headquarters are located in Waltham, Massachusetts. The Company has manufacturing facilities and marketing and distribution centers throughout the world. The following is a summary of real estate owned and leased by the Company and the business segments to which such real estate relates as of December 31, 2004:

	Properties Occupied by the Company at December 31, 2004
	Owned	Leased	Total
	(in thousands of square feet)
Location:
Americas Region	30	17	47
International Region	35	115	150
Global Manufacturing	2,028	715	2,743
R&D	185	—	185
All Other	8	18	26

Subtotal Segments	2,286	865	3,151
Corporate	333	204	537

Total	2,619	1,069	3,688

        The Company currently maintains distribution centers located in Norton, Massachusetts and in Enschede, the Netherlands. In the Americas Region, the Company also has two regional sales offices in the United States, as well as offices in Mexico and Canada. The International Region has marketing subsidiaries and sales offices located in the United Kingdom, France, Germany, Italy, Switzerland, and certain other European countries. It also has marketing subsidiaries and offices located in China, Hong Kong, and Japan.

        At December 31, 2004, based on square footage, approximately 99% of the properties owned or leased by the Company in the United States were located in Massachusetts. The following table gives the approximate size of each property located in Massachusetts and whether the space is owned or leased:

	Massachusetts Properties at December 31, 2004
	Owned	Leased	Total
	(in thousands of square feet)
Location:
Waltham	1,013	167	1,180
New Bedford	739	—	739
Norwood	—	139	139
Norton	—	336	336

Total	1,752	642	2,394

        The Company's United States manufacturing occurs in properties owned or leased by the Company in Waltham, Norwood and New Bedford, Massachusetts. Most of the Company's central or corporate marketing, research and administrative offices are located in Waltham, Massachusetts. In addition to the properties owned by the Company in Waltham and New Bedford, the Company also has leased properties in Waltham, Norwood, and Norton with leases that expire between 2005 and 2014. All of the Company's owned properties are subject to mortgages in favor of the lenders under the Company's Credit Agreement.

        The Company's main properties located outside the United States house manufacturing facilities, regional marketing subsidiaries and sales offices. The principal non-U.S. manufacturing facilities are located in Enschede, the Netherlands; Dumbarton, Scotland; Queretaro, Mexico; and Shanghai, China. These facilities also contain some administrative and regional marketing activities. The following table gives the approximate size of each property located outside of the United States and whether the space is owned or leased:

	Manufacturing Facilities Outside of the United States at December 31, 2004
	Owned	Leased	Total
	(in thousands of square feet)
Location:
The Netherlands	475	—	475
Scotland	206	166	372
Mexico	147	—	147
China	—	115	115

Total	828	281	1,109

        Reducing costs is a continuing objective of the Company in 2005. The Company expects to continue to consolidate underutilized facilities, sell certain facilities as market conditions permit and replace certain space through leasing rather than acquisitions, subject to the restrictions contained in the Company's Credit Agreement. For more information on the Company's Credit Agreement, refer to "Financial Liquidity and Capital Resources" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the consolidated financial statement in Item 8. Financial Statements and Supplementary Data.

Item 3. Legal Proceedings

        The Company is involved in legal proceedings and claims arising in the normal course of business.

        On July 7, 2003, five former employees of Primary filed a complaint against Primary, the Company and OEP in the United States District Court for the District of Massachusetts on behalf of a purported class of over 100 individuals. In response, Primary invoked the automatic stay provision of the Bankruptcy Code, and the Company and OEP both moved to transfer the case to the District of Delaware (the site of Primary's bankruptcy proceedings) or, alternatively, to dismiss the complaint. The Company and OEP also filed an adversary complaint in the bankruptcy court seeking a declaration that the complaint is barred by the 2002 order of the court which approved the sale of the assets of Primary to the Company. In November 2003, the plaintiffs filed an amended complaint dismissing OEP and Primary, abandoning five of six counts against the Company, and continuing their action against the Company on the one remaining count and adding an individual defendant. In response, the Company renewed its motions to dismiss or to transfer the case to the District of Delaware. In addition, the Company filed a new adversary complaint with the bankruptcy court, seeking a declaration that the amended complaint, like the original complaint, is barred by the sale order. That matter remains pending before the bankruptcy court. In September 2004, the plaintiffs filed a second amended complaint, that dropped the class allegations and added a second count against the individual defendant. In October 2004, the Company renewed its motions to transfer the case to the District of Delaware or, alternatively, to dismiss the complaint. Those motions remain pending before the court. In the second amended complaint, the plaintiffs claim that the Company conspired with Primary to wrongfully interfere with plantiffs' right to receive paid-for medical coverage that Primary had allegedly promised them, in alleged violation of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs seek an injunction ordering the Company to assume Primary's alleged obligations to them and to pay them damages stemming from the alleged ERISA violations. The amount of alleged damages claimed is not specified. While there can be no assurance of the outcome of this litigation, the Company does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial condition.

        On December 1, 2003, Primary filed a motion (the "Estate Costs Motion") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court") seeking to compel the Company to satisfy its purported obligation under the asset purchase agreement between the Company and Primary to pay $7.0 million of estate costs to Primary. On December 9, 2003, the Company filed an objection to the relief requested in the Estate Costs Motion on the basis that the conditions giving rise to the Company's alleged obligations under the asset purchase agreement to provide $7.0 million were not satisfied. By orders entered on December 29, 2003 and on December 31, 2003 (collectively the "Estate Cost Orders"), the U.S. Bankruptcy Court granted the Estate Costs Motion, and directed the Company to fund the $7.0 million in estate costs. The Company filed a notice on February 6, 2004 appealing the U.S. Bankruptcy Court's approval of the Estate Costs Motion (the "Appeal"). In connection with the Appeal, the Company was required to post a $7.5 million bond and provide cash collateral equal to that amount. The Company posted this bond in January 2004. The Company had accrued $7.0 million for its potential liability for the estate costs as of December 31, 2003. The cash payment by the Company to collateralize the bond in January 2004 was recorded in other current assets. In December, 2004, the Company and Primary entered into a mutually acceptable settlement of this and other disputes, including those related to Primary's ability to put shares to the Company under certain circumstances. That settlement was approved by the Bankruptcy Court on January 10, 2005. Under the terms of the settlement agreement, $5.5 million of the cash collateral, as well as other consideration, was paid to Primary in January 2005 with the balance of the cash collateral, and certain other consideration, including the relinquishment of Primary's right to sell shares of the Company's Common Stock back to the Company under certain circumstances, being received by the Company.

        On January 10, 2005, Leonard Shapiro filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the stockholders unaffiliated with the defendants, against Jacques A. Nasser, Joseph E. Antonini, Charles F. Auster, Paolo Cantarella, William J. Cosgrove, Lee M. Gardner, James W. Koven, Rick A. Lazio, Joseph G. Michels, Stanley P. Roth, J. Michael Pocock and the Company. The complaint alleges, among other things, that the Company's directors violated their fiduciary duties by approving the merger agreement with Petters without engaging in arm's length negotiations. The complaint seeks, among other things, to enjoin the defendants from completing the merger or, in the event the merger is completed, to rescind the merger and to award compensatory damages. On January 18, 2005, the plaintiff filed an amended complaint in which the only substantive change was to add One Equity Partners as a defendant. The amended complaint was served on the Company on February 28, 2005. The Company believes that the allegations in the complaint and the amended complaint are without merit and intends to vigorously defend against this action.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of December 31, 2004, Holding's Common Stock was publicly traded on the National Association of Securities Dealers ("NASD") OTC Bulletin Board, and Holding had five hundred and eighteen (518) holders of record of its Common Stock. Holding has never paid a cash dividend on its Common Stock. The Company's Credit Agreement prohibits the declaration and payment of dividends on the Common Stock. As of December 31, 2004, the Company's Preferred Stock had been redeemed.

        Information regarding repurchases by the Company of its Common Stock and Series A Preferred Stock during 2004 follows:

Common Stock

Period	Total Number of Shares Purchased		Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through February 1	384,615.00	(1)	$0.04	0	0
February 2 through February 29	0		n/a	0	0
March 1 through March 28	170,901.00	(2)	$5.59	0	0
March 29 through May 2	0		n/a	0	0
May 3 through May 30	0		n/a	0	0
May 31 through June 27	88,412.50	(1)	$0.04	0	0
June 28 through August 1	0		n/a	0	0
August 2 through August 29	0		n/a	0	0
August 30 through September 26	80,312.50	(1)	$0.04	0	0
September 27 through October 31	0		n/a	0	0
November 1 through November 28	0		n/a	0	0
November 29 through December 31	0		n/a	0	0

Total	724,241.00		$1.35	0	0

(1)
Represents repurchases made pursuant to exercise by the Company of its right under the Amended and Restated Securities Holders Agreement to repurchase non-vested restricted shares of Common Stock held by employees who left the Company.

(2)
Represents repurchases made from certain executives of a portion an award in March 2004 to cover a portion of the executives' withholding income tax obligation on the award.

Series A 8% Cumulative Compounding Preferred Stock

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through February 1	0	n/a	0		0
February 2 through February 29	0	n/a	0		0
March 1 through March 28	0	n/a	0		0
March 29 through May 2	223,075	$100.00	223,075	(1)	0
May 3 through May 30	0	n/a	0		0
May 31 through June 27	0	n/a	0		0
June 28 through August 1	0	n/a	0		0
August 2 through August 29	0	n/a	0		0
August 30 through September 26	0	n/a	0		0
September 27 through October 31	0	n/a	0		0
November 1 through November 28	0	n/a	0		0
November 29 through December 31	223,075	$101.69	223,075	(2)	0

Total	446,150	$100.85	446,150		0

(1)
On April 14, 2004, Holding redeemed 223,075 of the 446,150 outstanding shares of its Series A Preferred Stock. The redemption price equaled the liquidation preference of $100.00 per share of Series A Preferred Stock. Prior to the redemption, Holding paid all accrued and unpaid dividends on the outstanding shares of its Series A Preferred Stock.

(2)
On December 10, 2004, Holding announced that it would redeem all of the remaining outstanding shares of its Series A Preferred Stock on December 27, 2004. The redemption price equaled the liquidation preference of $101.69 per share of Series A Preferred Stock, including unpaid dividends from April 15, 2004 through June 30, 2004. Prior to the redemption, Holding paid all accrued and unpaid dividends from July 1, 2004 through December 27, 2004 to holders of its Series A Preferred Stock.

MARKET PRICE AND DIVIDEND DATA

        The following table sets forth, on a quarterly basis, the highest and lowest sale price on the OTC Bulletin Board for the Company's Common Stock for the period from May 14, 2004 to December 31, 2004. The Company's Common Stock began trading on the OTC Bulletin Board on May 14, 2004.

Year Ended December 31, 2004	High	Low
May 14, 2004 to June 27, 2004	$16.25	$11.95
Fiscal Quarter Ended September 26, 2004	14.10	10.70
Fiscal Quarter Ended December 31, 2004	12.75	9.55

        The Company has never paid a cash dividend on its Common Stock. The Company's Credit Agreement prohibits the declaration and payment of dividends on the Company's Common Stock. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for more information on the Company's Credit Agreement.

Item 6. Selected Financial Data

        The information below is derived from the audited financial statements of the Company for 2004 and 2003 and the period from Inception (refer to Note 1 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data) to December 31, 2002, and of Primary for the period from January 1 to July 31, 2002.

        THE INFORMATION PRESENTED BELOW DOES NOT INCLUDE FINANCIAL INFORMATION ON PRIMARY FOR PERIODS PRIOR TO JANUARY 1, 2002 SINCE AUDITED INFORMATION ON THOSE PERIODS IS NOT AVAILABLE TO THE COMPANY. AS A RESULT, THIS DOCUMENT DOES NOT CONTAIN ALL OF THE FINANCIAL INFORMATION THAT IS REQUIRED BY THE RULES AND REGULATIONS APPLICABLE TO THIS REPORT REGARDING THE BUSINESS OPERATIONS ACQUIRED BY THE COMPANY IN THE TRANSACTION. THE ABSENCE OF FINANCIAL INFORMATION FOR PRIMARY PRIOR TO JANUARY 1, 2002 COULD BE MATERIAL TO INVESTORS. FURTHER, INVESTORS SHOULD NOT ASSUME THAT THE RESULTS OF OPERATIONS FOR THE PERIODS CONTAINED HEREIN BEAR ANY CORRELATION TO THE RESULTS OF OPERATIONS OF PRIMARY FOR PERIODS PRIOR TO 2002.

Selected Financial Data
(in millions, except share and per share data)

	Company			Primary
			Period From Inception (See Note 1) to December 31, 2002
	Year ended December 31, 2004	Year ended December 31, 2003		Period from January 1 to July 31, 2002
	(audited)	(audited)	(audited)	(audited)
Consolidated Statement of Earnings
Net sales	$656.2	$752.7	$363.9	$443.6

Cost of goods sold	368.2	378.4	213.3	290.3
Marketing, research, engineering and administrative expenses	242.1	278.3	120.9	184.2
Restructuring and other charges	14.9	4.7	5.1	12.6

Total costs	625.2	661.4	339.3	487.1

Profit/(loss) from operations	31.0	91.3	24.6	(43.5)
Other income/(expense), net	(0.6)	3.7	(0.6)	(2.1)
Interest expense	(2.8)	(3.4)	(1.9)	(2.4)
Reorganization loss	—	—	—	(771.3)

Earnings/(loss) before extraordinary gain and income tax expense/(benefit)	27.6	91.6	22.1	(819.3)
Federal, state and foreign income tax expense/(benefit)	(34.3)	22.9	6.9	12.9

Earnings/(loss) before extraordinary gain	61.9	68.7	15.2	(832.2)
Extraordinary gain	—	2.6	122.6	—

Net earnings/(loss)	$61.9	$71.3	$137.8	$(832.2)

Net earnings/(loss) available to common stockholders	$59.6	$64.3	$134.8	$(832.2)
Basic earnings/(loss) per common share before extraordinary gain	$1.85	$1.99	$0.40	$(16.82)
Basic earnings/(loss) per common share	$1.85	$2.07	$4.38	$(16.82)
Diluted earnings/(loss) per common share before extraordinary gain	$1.72	$1.95	$0.40	$(16.82)
Diluted earnings/(loss) per common share	$1.72	$2.03	$4.38	$(16.82)
Cash dividends per common share	—	—	—	—
Weighted average number of common shares used for basic earnings/(loss) per common share (in thousands)	32,272	31,123	30,769	49,480
Weighted average number of common shares used for diluted earnings/(loss) per common share (in thousands)	34,678	31,640	30,769	49,480
Common shares outstanding at end of period (in thousands)	34,956	34,836	30,769	49,480
Other Statistical Data:
Additions to property, plant and equipment	$28.9	$22.6	$10.4	$9.1
Depreciation	$4.6	$2.2	$0.1	$54.7

	Company
	At December 31, 2004	At December 31, 2003
	(audited)	(audited)
Selected Balance Sheet Information
Working capital	$240.2	$241.6
Net property, plant and equipment	55.7	30.7
Total assets	473.8	520.0
Preferred Stock	—	44.6
Common stockholders' equity	275.3	219.6

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business

        The Company designs, develops, manufactures and markets instant and digital imaging products and related products. The Company's principal products are instant cameras and instant film, which are marketed worldwide. In addition to its principal products, the Company designs, develops, manufactures and/or markets photographic hardware accessories for the instant photography market. The Company's other products and services consist of eyewear, principally sunglasses, and secure identification systems for commercial applications. The Company also performs contract manufacturing for and licenses its brand and technology to third parties. The Company has made a significant investment in instant digital printing but has not commercialized any products in this area. There can be no assurance that any of these digital printing applications will be commercialized. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in this area after the second quarter of 2005.

Background

        The following sections should be read in conjunction with the information on the Company in Item 1. Business; Item 6. Selected Financial Data; and the information on the Company and Primary in Item 8. Financial Statements and Supplementary Data.

Reorganization Proceedings Under Chapter 11 Of The Bankruptcy Code Prior To The July 2002 Transaction

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

Comparability of Financial Results

        The discussion of the results of operations below is significantly affected by the recent history of the Company and Primary. The Company commenced operations as of the date of the Transaction. As a result of actions taken during the period following the Filing and leading up to and as a result of the Transaction, the financial results of the Company and Primary are not comparable. The key events that affect the comparability of results are the following, in chronological order:

  •
  Filing and Chapter 11 process: Primary incurred significant costs, including professional fees of $13 million in the period from January 1 to July 31, 2002, related to the Filing and the Chapter 11 process.

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

  •
  In applying purchase accounting, the Company could not allocate any fair value to the fixed assets, other than those held for sale, and certain other non-current assets acquired in the Transaction. Therefore, this valuation resulted in no depreciation expense associated with those assets for the Company for periods after July 31, 2002. Primary recorded the following for depreciation for the seven month period ended July 31, 2002 (in millions):

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

Overview of 2004 Results

        The Company earns its revenues and profits primarily from the sale of instant film and cameras to consumers and businesses. The market for instant photography has been experiencing a significant and steady decline in demand due to competition from digital camera products and media formats. The Company's financial success will largely be dependent on its generation of cash flow, primarily from its instant camera and film products, effective management of working capital, as well as managing the decline in the Company's instant camera and film business. The Company's net sales in 2004 were $656 million, which includes a favorable impact from foreign exchange of approximately $18 million compared to 2003. In 2004, the Company incurred $15 million of restructuring expenses and its manufacturing costs and sales and marketing expenses included a total of approximately $21 million of unfavorable foreign exchange compared to 2003. Profit from operations in 2004 was $31 million.

        The Company's income tax benefit in 2004 was $34 million, primarily due to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid from certain of the Company's foreign subsidiaries, the settlement of a tax audit in the Netherlands which resulted in a tax refund, the release of certain tax reserves as a result of the resolution of certain foreign tax issues offset, in part, by an increase in valuation allowances related to certain deferred tax assets. The Company's net earnings in 2004 were $62 million, or $1.72 per common share on a diluted basis. During 2004, the Company's net cash provided by operating activities was approximately $9 million. In 2004, the Company paid $2.6 million of dividends on its Preferred Stock, and redeemed all of its outstanding Preferred Stock for $44.6 million. At December 31, 2004, the Company had cash and cash equivalents of approximately $114 million and no outstanding debt.

        Declining demand for the Company's instant camera and film products is expected to continue and to continue to have a negative impact on the Company's net sales. The rate of decline of the Company's net sales of instant cameras and film may increase or decrease in the future. During 2004, the Company was unable to reduce its costs in line with the decline in its instant camera and film sales, and as a result the Company's gross margin declined significantly. The Company will continue to be challenged to reduce its fixed as well as variable costs in the future to keep them in line with reduced net sales. A failure to reduce these costs in line with the reductions in its net sales will result in continued declines in the Company's profit from operations and net earnings.

        In the fourth quarter of 2004, the Company had net sales of $160 million, a loss from operations of $14 million and a gross margin of 34%. The Company's gross margin for the first nine months of 2004 was 47%. The loss from operations and the reduction in gross margin in the fourth quarter of 2004 were primarily due to the impact of lower net sales, primarily of instant film, the mix of products sold, higher manufacturing costs, primarily related to reduced instant film production, and a quality problem in the manufacturing operation that supports the Company's eyewear business. In the fourth quarter of 2004, the Company had an income tax benefit of $25 million primarily due to the use of foreign tax credits in the U.S., including a foreign tax credit carryback, generated as a result of dividends paid from certain of the Company's foreign subsidiaries, the settlement of a tax audit in the Netherlands which resulted in a tax refund, the release of certain tax reserves as a result of the resolution of certain foreign tax issues offset, in part, by an increase in valuation allowances related to certain deferred tax assets.

General

        The Company's reportable business segments are: the Americas Region; the International Region; Global Manufacturing; and R&D. The Company also has an All Other segment that includes: the eyewear business; the commercial secure identification systems business; brand and technology licensing operations; and contract manufacturing. The Americas Region consists of sales, marketing and distribution operations in the United States of America and other countries in North and South

America. The International Region consists of sales, marketing and distribution operations outside the Americas Region. Global Manufacturing includes worldwide activities associated with manufacturing, procurement, developing manufacturing processes for new products and inventory management. R&D consists of the Company's research and development activities.

        The Company has one category called Corporate, which is not classified as a business segment. This category includes: central marketing; centralized information systems; general and administrative functions; worldwide finished goods planning activities; and certain other corporate functions. The Corporate category also includes costs related to restructuring activities, certain incentive compensation costs and certain non-operating items. For more information regarding the Company's business segments, refer to Note 15 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data.

        The Company's senior management evaluates the performance of the business segments based on each segment's impact on profit from operations and its asset management. In the regional sales and marketing segments, profit from operations is based on standard product costs excluding intercompany margins and therefore reflects contribution to worldwide Company profits from third-party sales. Non-standard manufacturing costs along with the costs of procurement, inventory management and developing manufacturing processes for new products are reported as costs in profit from operations in the Global Manufacturing segment. For the R&D segment, research and development costs are expensed as incurred in profit from operations.

        The Americas and International Regions are responsible for managing accounts receivable and for charges associated with reserves for slow moving and obsolete finished goods inventory. The Company manages and reports worldwide inventories, excluding the slow moving and obsolete finished goods inventories, centrally in Global Manufacturing.

Critical Accounting Estimates

        The methods, estimates and judgments the Company uses in applying its accounting policies have a significant impact on the results it reports in its financial statements. Some of the Company's accounting policies require it to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company's most critical accounting estimates include: revenue recognition, which impacts gross margin; allowance for doubtful accounts, which impacts profit from operations; valuation of inventory, which impacts gross margin; and recognition and measurement of current and deferred income tax assets and liabilities, which impacts the Company's income tax provision; as well as stock-based compensation; pension benefits; and restructuring charges. Below, the Company discusses these policies further, as well as the estimates and judgments involved.

Revenue Recognition:

        The Company recognizes net sales when all of the following criteria have been met: evidence of an arrangement with the customer exists; the product has been shipped and title has passed to the customer; the sales price to the customer has been fixed or is determinable; and collectability of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are sold. To arrive at net sales, the Company records reductions to net sales for the cost of programs offered to customers that include cash and volume discounts and cooperative and other advertising allowances. The Company recognizes the liability for these programs at the time the related sales are recorded. The Company determines the cost of these programs based on the terms of the programs, estimates using its historical experience and internal and customer data. The Company adjusts net sales for the cost of price protection programs associated with customer inventories, as well as for the cost of promotional allowances and other fees and coupons, at the time it can reasonably estimate this cost. To the extent actual experience differs from the estimates, adjustments to net sales could be recognized, which could have an impact on the Company's net sales and net earnings.

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

        In addition, the calculation of the Company's income tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company records liabilities for potential tax audit issues in the United States of America ("U.S.") and other tax jurisdictions based on the Company's estimate of the amount of these potential additional taxes and when they will be due. If the payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period when the Company determined the liabilities are no longer necessary. If the Company's estimate of these tax liabilities proves to be less than the ultimate assessment, a further charge to tax expense would result, which would have a negative impact on the Company's net earnings.

Stock-Based Compensation:

        The Company has sold shares of restricted Common Stock and granted options to purchase shares of restricted Common Stock to certain of its directors and executives. The purchase price of the restricted Common Stock sold was nominal and the exercise price of the options granted was equal to the estimated fair value of the underlying restricted shares of Common Stock on the date of grant. To record and disclose the cost of these sales and grants for financial reporting, the Company must make estimates and judgments to arrive at the estimated fair value of its restricted Common Stock, including consideration of the trading price of the Company's Common Stock and the impact that transfer restrictions have on fair value. Estimates of fair value are inherently subjective. If the Company were to make a different determination of the fair value of its restricted Common Stock, the amount of its deferred compensation and its stock-based compensation expense would be different, which could have a positive or negative impact on the Company's net earnings.

Pension Benefit Costs:

        The calculation of the Company's defined pension benefit costs and obligations are dependent on the assumptions used by its actuaries. These assumptions, which are reviewed by the Company annually, include discount rates, salary growth rates, expected long-term return on plan assets, and other factors. The significant factors utilized by the Company's actuaries are discussed in further detail in Note 13 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended December 31, 2004. To the extent actual experience differs from the Company's assumptions, the differences are recorded as unrecognized gains and losses, which are amortized to net earnings over the estimated future service period of plan participants, if the cumulative amount of the unamortized gains or losses exceeds 10% of the greater of the plan's projected benefit obligation or market-related value of plan assets. Significant differences in actual experience to assumptions or significant changes in future assumptions would affect the Company's pension benefit obligations and costs, which could have a positive or negative impact on the Company's net earnings.

Restructuring Charges:

        The Company has implemented a number of restructuring programs in an effort to reduce its costs in line with the continuing decline in its instant camera and film business. These programs consist of involuntary severance programs and certain exit costs primarily related to the liquidation of certain non-U.S. marketing subsidiaries. The Company records severance-related expenses in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Costs" or Statement No. 112, "Employer's Accounting for Post-Employment Benefits." Non-employee-related exit and disposal costs, primarily costs to consolidate or close facilities, are accounted for under the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Company estimates its liabilities for these programs, which are approved by the Company's management, by obtaining detailed estimates of costs for these programs, including the estimated costs of employee severance and related benefits, contract termination payments for leases, distributor arrangements and other contractual obligations, and any other qualifying exit costs related to the exit plan. These estimated costs are grouped by specific programs and are monitored on a monthly basis. These cost estimates require assumptions about the programs that could change over time. Estimates are evaluated periodically to determine if a change is required. If the Company were to change its estimates for these charges, the change could have a positive or negative impact on the Company's profit from operations and net earnings.

Results of Operations

        The following table presents selected financial information regarding the Company's results of operations for the years ended December 31, 2004 and December 31, 2003 and the five-month period ended December 31, 2002; Primary's results of operations for the seven-month period ended July 31, 2002; and the combined results of operations for the year ended December 31, 2002 for the Company and Primary. This table is presented for use in the discussion of operating results below. Due to the factors described in the "Comparability of Financial Results" section above, however, the Company does not believe certain information of Primary is comparable to the Company's information nor does it believe that the combined results for 2002 are necessarily indicative of the Company's operating results on an annual basis.

        The information on the results of operations is as follows (in millions, except for percentages):

	Company			Primary	Combined
	Year Ended December 31, 2004	Year Ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	Period from January 1 to July 31, 2002	Year Ended December 31, 2002
	(audited)	(audited)	(audited)	(audited)	(unaudited)
Net sales	$656	$753	$364	$444	$808
Cost of goods sold	368	379	213	291	504

Gross margin	288	374	151	153	304
% of Net sales	44%	50%	41%	34%	38%
Marketing, research, engineering and administrative expenses	242	278	121	185	306
Restructuring and other charges	15	5	5	12	17

Profit/(loss) from operations	31	91	25	(44)	(19)
Other income/ (expense), net	—	4	(1)	(2)	(3)
Interest expense	(3)	(3)	(2)	(2)	(4)
Reorganization loss	—	—	—	(771)	(771)

Earnings/(loss) before extraordinary gain and income tax expense/ (benefit)	28	92	22	(819)	(797)
Federal, state and foreign income tax expense/(benefit)	(34)	23	7	13	20

Earnings/(loss) before extraordinary gain	62	69	15	(832)	(817)
Extraordinary gain	—	2	123	—	123

Net earnings/(loss)	$62	$71	$138	$(832)	$(694)

Consolidated Worldwide Results for years ended December 31, 2004 and 2003

        The Company's consolidated net sales and gross margin for 2004 compared to 2003 were as follows (dollars in millions):

	2004	2003
Net sales	$656	$753
Gross margin	288	374
% of Net sales	44%	50%

        In 2004 compared to 2003, the Company's consolidated net sales decreased by $97 million, or approximately 13%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in 2004 included the favorable impact of approximately $18 million of foreign exchange when compared to 2003. The net sales in 2004 also included a favorable impact of approximately $3 million from the resolution of a post audit claim by a major customer and the favorable impact of approximately $9 million related to lower net costs for marketing programs compared to 2003. Excluding the favorable impact of foreign exchange, the post audit claim resolution and the lower net costs for marketing programs related to instant camera and film products, the Company's net sales of instant cameras and film declined by approximately 20% in 2004 compared to 2003. Net sales of instant cameras and film in 2004 continued to be negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of $288 million or 44% in 2004 compared to a gross margin of $374 million or 50% in 2003. The decrease in gross margin of 6 percentage points was primarily the result of: the impact of lower net sales, primarily of instant film, which decreased gross margin by approximately 4 percentage points; higher manufacturing costs, including the net impact of foreign exchange, which decreased gross margin by approximately 3 percentage points; and higher costs related to a quality problem in the Company's manufacturing operation that produces lenses for the eyewear business, which decreased gross margin by approximately 1 percentage point. These decreases were offset, in part, by the net favorable impact of foreign exchange, which increased gross margin by approximately 1 percentage point, and the favorable impact of the post audit claim resolution and the lower net costs for marketing programs which increased gross margin by approximately 1 percentage point.

        The Company's selling, general and administrative ("SG&A") expenses were approximately $199 million and $240 million for 2004 and 2003, respectively. The Company's SG&A expenses are its marketing, research, engineering and administrative expenses, excluding R&D segment expenses of $43 million in 2004 and $38 million in 2003 discussed below. The decrease of $41 million or approximately 17% in SG&A expenses in 2004 compared to 2003 reflects a reduction of approximately $41 million in regional sales and marketing expenses to approximately $102 million in 2004 from approximately $143 million in 2003, due to lower advertising expenses, the favorable impact of restructuring programs and approximately $2 million from the closeout of certain 2003 and 2002 promotional programs. The decrease in SG&A expenses in 2004 compared to 2003 also reflects approximately $12 million of lower costs in the non-segment Corporate category for employee incentive compensation to approximately $8 million in 2004 from approximately $20 million in 2003. The $8 million for employee incentive compensation in 2004 included approximately $4 million of non-cash costs related to stock-based compensation awards and approximately $4 million related to employee cash incentive compensation that was approved in the fourth quarter 2004. The approximately $20 million for employee incentive compensation in 2003 primarily related to provisions for the Company's employee cash incentive compensation program. In 2004, the Company sold certain held for sale property located in Germany and other property located in the United Kingdom for aggregate net cash proceeds of approximately $6 million. The Company recorded the gain on these sales of approximately $3 million in general and administrative expenses in the non-segment Corporate category.

        The decreases in SG&A expenses in 2004 compared to 2003 were offset, in part, by planned increases of approximately $4 million in certain marketing expenses related to new products as well as approximately $7 million of increases mainly in certain infrastructure costs, including increases in the non-segment Corporate category in the cost of corporate governance and costs related to the proposed merger with Petters. The increases in SG&A expenses also included approximately $4 million from the unfavorable impact of foreign exchange on sales and marketing expenses in 2004. The majority of the Company's SG&A expenses were recorded in the Americas Region and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In 2004 and 2003, the Company recorded restructuring charges of approximately $15 million and approximately $5 million, respectively, in the non-segment Corporate category. The charges in 2004 primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's manufacturing, sales and marketing and non-segment Corporate category administrative operations. Under these programs, a total of approximately 525 employees were expected to leave the Company by early 2005. The cash payments under these programs, some of which are being paid as a stream of payments, are expected to be substantially completed by the end of 2005. The restructuring charges in 2003 primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and non-segment Corporate category administrative operations. Under these programs, a total of approximately 135 employees left the Company by early 2004. The cash payments under the 2003 programs were substantially completed by the end of the second quarter of 2004. The Company expects the pre-tax savings from the restructuring charges recorded in 2004 to be approximately $30 million on an annualized basis, a portion of which has been realized in 2004. Refer to Note 4 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in profit from operations of $31 million 2004 compared to a profit from operations of $91 million in 2003.

        The net of other income and expense in 2004 was less than one million compared to $4 million of net other income in 2003. The net of other income and expense in 2004 primarily related to: foreign currency transaction losses of approximately $7 million and a charge related to periods prior to 2004 which was determined not to be material of approximately $1 million related to defined benefit pension plans of certain non-U.S. marketing subsidiaries; offset, in part, by a gain of approximately $2 million related to a settlement agreement reached with Primary regarding the obligation of the Company to reimburse Primary for certain estate costs incurred by Primary, which had been previously recorded as a liability by the Company; a gain of approximately $2 million related to the sale of the Company's equity interest in a private company; approximately $2 million of interest income and approximately $1 million related to the return of pension plan assets of a subsidiary that had been liquidated. The net of other income and expense in 2003 was income of approximately $4 million that consisted primarily of approximately $3 million of distributions from a real estate joint venture that had been developing property in Cambridge, Massachusetts, and approximately $2 million of interest income offset, in part, by net foreign exchange losses of approximately $1 million. The foreign exchange net loss in 2003 was made up of net foreign exchange transaction losses of approximately $8 million and the recognition of a net foreign translation gain of approximately $7 million previously recorded in stockholders' equity that resulted from the liquidation of certain non-U.S. subsidiaries.

        The Company's income tax benefit was $34 million on reported earnings before income taxes of $28 million in 2004 compared to an income tax expense of $23 million, on reported earnings before income taxes of $92 million in 2003. The decrease in the Company's income taxes in 2004 compared to 2003 was primarily related to the use of foreign tax credits in the U.S., including a projected foreign tax credit carryback, generated as a result of dividends paid from certain of the Company's foreign subsidiaries, the settlement of a tax audit in the Netherlands which resulted in a tax refund, the release of certain tax reserves as a result of the resolution of certain foreign tax issues offset, in part, by an increase in valuation allowances related to certain deferred tax assets. The factors contributing to the magnitude of the Company's tax benefits in 2004 are not expected to be repeated in future periods.

        In 2004 the Company's net earnings were $62 million compared to net earnings of $71 million in 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $1.85 and $1.72, respectively, in 2004, and $2.07 and $2.03, respectively, for basic and diluted earnings per common share based on earnings available to common stockholders in 2003. Net earnings in 2003 include an extraordinary gain of $2 million which related to adjustments required under purchase accounting for the fair values of certain liabilities assumed by the Company in its asset purchase from Primary on July 31, 2002.

        In 2004, the Company recorded a charge of $17.5 million in accumulated other comprehensive income in stockholders' equity related to a non-U.S. pension plan with certain benefit obligations in excess of the fair value of plan assets.

        The following is a summary of the net sales and profit from operations by business segment (in millions):

	Company			Primary	Combined
	Year ended December 31, 2004	Year ended December 31, 2003	Period From Inception (See Note 1) to December 31, 2002	Period from January 1 to July 31, 2002	Year ended December 31, 2002
Net sales to customers:
Americas Region	$345	$423	$203	$251	$454
International Region	229	250	135	155	290
Global Manufacturing	—	—	—	—	—
R&D	—	—	—	—	—
All Other	82	80	26	38	64

Subtotal Segments	656	753	364	444	808
Corporate	—	—	—	—	—

Total	$656	$753	$364	$444	$808

Profit/(loss) from operations:
Americas Region	$123	$152	$69	$68	$137
International Region	65	62	26	16	42
Global Manufacturing	(44)	(16)	(27)	(45)	(72)
R&D	(43)	(38)	(13)	(22)	(35)
All Other	23	19	5	5	10

Subtotal Segments	124	179	60	22	82
Corporate	(93)	(88)	(35)	(66)	(101)

Total	$31	$91	$25	$(44)	$(19)

        The profit from operations information presented above for the Company and Primary are not comparable due to the factors as described in the "Comparability of Financial Results" section above.

Americas Region

        Net sales and profit from operations for the Americas Region for 2004 and 2003, were as follows (in millions):

	2004	2003
Net sales	$345	$423
Profit from operations	123	152

        Net sales in the Americas Region decreased by $78 million, or approximately 18%, in 2004 compared to 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the region in 2004 include the favorable impact of approximately $3 million related to the resolution of a post audit claim by a major customer and a favorable impact of approximately $6 million of lower net costs for marketing programs in 2004 compared to the same period in 2003. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, net sales in the Americas Region declined by approximately $87 million, or approximately 21%, in 2004 compared to 2003. Competition from digital camera products and media formats continued to negatively impact the Company's net sales in 2004.

        Profit from operations in the Americas Region declined by $29 million to $123 million in 2004 compared to profit from operations of $152 million in 2003. The profit from operations in 2004 includes approximately $3 million related to the favorable impact of the post audit claim resolution and the favorable impact of approximately $6 million related to the lower net costs for marketing programs compared to 2003 offset, in part, by approximately $2 million from the unfavorable impact of foreign exchange on standard cost of sales compared to 2003. Excluding the favorable impact of the post audit claim resolution and the lower net costs for marketing programs, profit from operations in the Americas Region in 2004 compared to 2003 declined by $36 million. This decrease was primarily due to the impact of lower net sales in 2004, offset, in part, by lower selling and administrative expenses, primarily related to lower advertising costs and savings from restructuring.

International Region

        Net sales and profit from operations for the International Region for 2004 and 2003 were as follows (in millions):

	2004	2003
Net sales	$229	$250
Profit from operations	65	62

        Net sales in the International Region declined by $21 million, or approximately 8%, to $229 million in 2004 from $250 million in 2003. The net sales in the International Region in 2004 included approximately $15 million from the favorable impact of foreign exchange and $3 million related to lower net costs for marketing programs in 2004 compared to 2003. Excluding the favorable impact of foreign exchange and the lower net costs for marketing programs, net sales in the International Region declined by approximately $39 million, or approximately 16%, in 2004 compared to 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. Net sales in the International Region in 2004 continue to be negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $65 million in 2004 compared to $62 million in 2003. The increase of $3 million included approximately $9 million from the net favorable impact of foreign exchange, approximately $3 million related to lower net costs for marketing programs compared to 2003 and approximately $2 million related to the closeout of certain prior year promotional programs. Excluding the impact of foreign exchange, lower net costs for marketing programs and the closeout of promotional programs, profit from operations in the International Region declined by approximately $11 million in 2004 compared to 2003, primarily due to the impact of the lower net sales in 2004 compared to 2003 offset, in part, by the favorable impact of lower selling and administrative expenses in 2004, primarily due to lower advertising costs and savings from restructuring.

Global Manufacturing

        The manufacturing costs in the Global Manufacturing segment consist of non-standard costs, including variances from standard costs, procurement costs, inventory management costs, and development costs for manufacturing processes ("manufacturing non-standard costs"). Manufacturing non-standard costs were $44 million in 2004 compared to $16 million in 2003. The increase of $28 million in manufacturing non-standard costs in 2004 compared to 2003 was a result of the following: approximately $8 million of inventory write-offs of certain raw and in-process material that was no longer required and approximately $9 million of other unfavorable manufacturing non-standard costs, primarily related to reductions in the Company's production volumes; approximately $6 million of costs related to a quality problem in the Company's manufacturing operation that produces lenses for the eyewear business; approximately $3 million of vendor termination costs and fixed asset write-offs in 2004 related to the Company's decision to terminate the manufacturing development and test marketing of its instant digital printing kiosks; and approximately $2 million of unfavorable foreign exchange variances in 2004.

R&D

        R&D segment expenses were $43 million in 2004 compared to $38 million in 2003. The increase of $5 million primarily related to increases in spending related to the Company's instant digital printing activities in 2004. Approximately 82% of the Company's total research and development expenses in 2004 were related to the Company's instant digital printing activities with the balance primarily related to the Company's instant photographic activities. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in its instant digital printing activities after the second quarter of 2005.

All Other

        Net sales in the All Other segment increased by $2 million, or approximately 3%, to $82 million in 2004 compared to $80 million in 2003. The increase was primarily related to an increase in net sales of the Company's licensing operations of approximately $5 million and in the net sales of its eyewear business of approximately $3 million, primarily related to the favorable impact of foreign exchange. These increases were offset, in part, by a reduction in net sales from the Company's third party contract manufacturing and commercial ID operations in 2004 compared to 2003.

        Profit from operations in the All Other segment increased by $4 million to $23 million in 2004 compared to $19 million in 2003. The increase in profit from operations in 2004 primarily reflects the impact of the increase in licensing and eyewear net sales. These increases were offset, in part, by the impact of the decrease in the net sales related to third party contract manufacturing and commercial ID operations.

Consolidated Worldwide Results for years ended December 31, 2003 and 2002

        The Company's consolidated net sales and gross margin for 2003 compared to the combined results of the Company and Primary for 2002 were as follows (dollars in millions):

	Company 2003	Combined 2002
Net sales	$753	$808
Gross margin	374	304
% of Net sales	50%	38%

        In 2003 compared to the combined 2002, the Company's consolidated net sales decreased by $55 million or approximately 7%, primarily as a result of lower net sales of instant film and, to a lesser degree, instant cameras. These decreases were offset, in part, by approximately $27 million from the favorable impact of foreign exchange and increases of approximately $14 million in net sales in the Company's contract manufacturing operations and, to a lesser degree, licensing. Excluding the favorable impact of foreign exchange, the Company's net sales of instant film and cameras declined by approximately 13% in 2003 compared to the combined 2002. The net sales of instant film and cameras in 2003 continue to be negatively impacted by competition from digital camera products and media formats.

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

        The Company's SG&A expenses were $240 million in 2003 and $271 million in the combined 2002. The Company's SG&A expenses are its marketing, research, engineering and administrative expenses, excluding R&D segment expenses of $38 million in 2003 and $35 million in the combined 2002 as discussed below. These SG&A expenses are not comparable due to certain of the factors as described in the "Comparability of Financial Results" section above. The decrease of $31 million or approximately 11% in SG&A expenses in 2003 compared to the combined 2002 primarily reflects a reduction of approximately $41 million in regional sales and marketing expenses to approximately $134 million in 2003 from approximately $175 million in the combined 2002 and a decrease of approximately $7 million in the non-segment Corporate category expenses in 2003 compared to the combined 2002. These decreases were primarily due to the favorable impact of restructuring programs described below and essentially no depreciation expense, primarily in the non-segment Corporate category. Due to the impact on the acquired assets of the Company's purchase accounting related to the Transaction, essentially no depreciation expense was recorded in 2003. These reductions were offset, in part, by approximately $9 million of unfavorable foreign exchange in 2003, an increase of approximately $8 million in 2003 related to employee incentive compensation, which is considered a non-segment Corporate category administrative expense. The majority of the SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In 2003, restructuring and other charges decreased to $5 million from $17 million in the combined 2002. The charges in 2003 were recorded in the non-segment Corporate category and primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and Corporate administrative operations. Under these programs, approximately 135 employees left the Company by early 2004. The cash payments under this program were substantially completed by the end of the second quarter of 2004.

        In the combined 2002, restructuring and other charges were $17 million consisting of $12 million recorded by Primary and $5 million recorded by the Company. These charges were recorded in the non-segment Corporate category. The $5 million charge recorded by the Company in the five month period ended December 31, 2002, primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing and non-U.S. manufacturing operations. Approximately 120 employees left the Company under these programs. In the period from January 1 to July 31, 2002, Primary recorded a charge of approximately $8 million, primarily related to an involuntary severance program designed to reduce overhead costs and realign its resources. Under this program, approximately 225 sales and marketing employees left Primary, mostly from the International Region. This charge was offset, in part, by a reversal by Primary of approximately $4 million of previously recorded involuntary severance charges.

        In addition, the restructuring and other charges recorded by Primary in the period from January 1 to July 31, 2002, included approximately $4 million for an impairment charge related to certain marketing operations that were exited, approximately $3 million of costs related to internal use software that was no longer required to support certain marketing activities, and approximately $1 million of fixed asset write-offs and exit costs primarily related to a number of non-US activities that were exited. The exit costs were substantially paid by Primary as of July 31, 2002.

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

        The net of other income and expense in 2003 was income of approximately $4 million that consisted primarily of approximately $3 million of distributions from a real estate joint venture that had been developing property in Cambridge, Massachusetts, and approximately $2 million of interest income offset, in part, by net foreign exchange losses of approximately $1 million. The foreign exchange net loss in 2003 was made up of net foreign exchange transaction losses of approximately $8 million and the recognition of a net foreign translation gain of approximately $7 million previously recorded in stockholders' equity that resulted from the liquidation of certain non-U.S. subsidiaries. Other expense in the combined 2002 was $3 million and primarily related to foreign exchange transaction losses offset, in part, by approximately $4 million of distributions from a real estate joint venture that had been developing property in Cambridge, Massachusetts and approximately $2 million of interest income. In the combined 2002, Primary recorded a $771 million reorganization loss, primarily related to the asset impairment loss of $330 million, the loss on the Transaction of $213 million, the charge of $184 million related to the assumption of Primary's U.S. pension plan by the PBGC, pre-petition claims costs of $42 million, professional fees and expenses of $13 million incurred in connection with the Filing and the Chapter 11 process, $10 million in gains on asset sales and $1 million of interest income.

        Income tax expense was $23 million or approximately 25% on reported earnings before income taxes of $92 million in 2003, compared to an income tax expense of $20 million on a reported loss before income taxes of $797 million in the combined 2002. The Company's income tax expense in the five month period ended December 31, 2002 was approximately $7 million, or approximately 31% on reported earnings before income taxes of approximately $22 million. The Company's income tax expense in 2003 was lower as a percentage of pre-tax earnings primarily due to the use of tax benefits from certain of the Company's foreign operations. The income tax expense of $13 million for Primary in the period from January 1 to July 31, 2002, primarily represented the income tax expense of certain of its foreign operations. Primary did not record any income tax benefits associated with the significant losses it incurred during the period from January 1 to July 31, 2002 because it determined it was more likely than not that those benefits would not be realized.

        In 2003, the Company's net earnings were $71 million and basic and diluted earnings per common share based on net earnings available to common stockholders were $2.07 and $2.03, respectively. The Company's net earnings in 2003 include an extraordinary gain of approximately $2 million related to adjustments required under purchase accounting of the fair values of certain held for sale assets and liabilities acquired in the Transaction. Excluding the extraordinary gain, the Company's basic and diluted earnings per common share in 2003 were $1.99 and $1.95, respectively.

        In the five month period ended December 31, 2002, the Company recorded an extraordinary gain of $123 million related to the Transaction. Refer to the section titled "Transaction" in Item 1. Business and in Note 1 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information concerning the Company's asset purchase from Primary PDC, Inc. and its domestic subsidiaries. The Company's net earnings in the five month period ended December 31, 2002, including the impact of the extraordinary gain, were $138 million and its basic and diluted earnings per common share based on net earnings available to common stockholders were $4.38. Excluding the extraordinary gain, the Company's basic and diluted earnings per common share in the five month period ended December 31, 2002 were $0.40. The net loss of Primary was $832 million in the seven month period ended July 31, 2002. The earnings per share information for the combined 2002 is not meaningful due to the differences in capital structure between the Company and Primary, the factors described in the "Comparability of Financial Results" section above, and the reorganization loss recorded by Primary.

Americas Region

        The net sales and profit from operations for the Americas Region in 2003 and the combined 2002, were as follows (in millions):

	Company 2003	Combined 2002
Net sales	$423	$454
Profit from operations	152	137

        Net sales in the Americas Region decreased by $31 million or approximately 7% in 2003 compared to the combined 2002, primarily due to lower net sales of instant film offset, in part, by increased sales of instant cameras. Competition from digital camera products and media formats continued to negatively impact the Company's net sales of instant film in the Americas Region in 2003.

        Profit from operations for the Americas Region in 2003 and the combined 2002 are not comparable due to certain of the factors as described in the "Comparability of Financial Results" section above. Profit from operations in the Americas Region increased by $15 million or approximately 11% in 2003 compared to the combined 2002. The increase in profit from operations in 2003 related to lower selling and administrative expenses, primarily due to savings from restructuring and, to a lesser degree, lower advertising expenses, and essentially no depreciation expense on the acquired assets due to impact of the Company's purchase accounting related to the Transaction. This decrease was offset, in part, by the impact of the lower net sales in 2003 compared to the combined 2002 and approximately $2 million from the unfavorable impact of foreign exchange on standard cost of sales.

International Region

        The net sales and profit from operations for the International Region for 2003 and the combined 2002 were as follows (in millions):

	Company 2003	Combined 2002
Net sales	$250	$290
Profit from operations	62	42

        Net sales in the International Region decreased by $40 million or approximately 14% in 2003 compared to the combined 2002. The decrease primarily related to lower net sales of instant film and, to a lesser degree, instant cameras offset, in part, by approximately $22 million from the net favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, net sales in the International Region decreased approximately $62 million or approximately 21% in 2003 compared to the combined 2002. The Company's net sales of instant film and cameras in the International Region in 2003 continued to be negatively impacted by competition from digital camera products and media formats.

        Profit from operations for the International Region in 2003 and the combined 2002 are not comparable due to certain of the factors described in the "Comparability of Financial Results" section above. Profit from operations in the International Region increased $20 million or approximately 48% in 2003 compared to the combined 2002. The increase in profit from operations in 2003 primarily reflects the favorable impact of foreign exchange, lower selling and administrative expenses in 2003 due to the impact of the Company's restructuring programs, and, to a lesser degree, essentially no depreciation expense on the acquired assets due to impact of the Company's purchase accounting related to the Transaction. These increases in operating profit in 2003 were offset, in part, by the impact of the lower net sales in 2003 compared to the combined 2002 and higher advertising expenses in 2003.

Global Manufacturing

        Manufacturing non-standard costs in the Global Manufacturing segment decreased by $56 million or approximately 78% to $16 million in 2003 compared to $72 million in the combined 2002. The manufacturing non-standard costs in 2003 and the combined 2002 are not comparable due to certain factors described in the "Comparability of Financial Results" section above. The decrease in these costs in 2003 primarily reflects the Company's efforts to reduce its underutilized manufacturing capacity through the consolidation of certain facilities and, to a lesser degree, the impact of inventory write-offs of obsolete material and products in the combined 2002 that did not occur in 2003, and certain planned reductions in film manufacturing development costs in 2003. These decreases were offset, in part, by the unfavorable impact of approximately $5 million of foreign exchange.

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

Consolidated Worldwide Results for Fourth Quarter of 2004 Compared to Fourth Quarter of 2003

        The following table presents selected financial information regarding the Company's results of operations for the three month periods ended December 2004 and 2003. This table is presented for use in the discussion of operating results below. The information on the results for these periods are as follows (in millions, except for percentages):

	Company
	Three month period ended December 31, 2004	Three month period ended December 31, 2003
Net sales	$160	$188
Cost of goods sold	105	98

Gross margin	55	90
% of Net sales	34%	48%
Marketing, research, engineering and administrative expenses	63	76
Restructuring and other charges	6	3

Profit/(loss) from operations	(14)	11
Other expense, net	(2)	(4)
Interest expense	(1)	(1)

Earnings/(loss) before income tax expense	(17)	6
Federal, state and foreign income tax expense/(benefit)	(25)	1

Net earnings	$8	$5

        The Company's consolidated net sales and gross margin for the fourth quarter of 2004 compared to the fourth quarter of 2003 were as follows (dollars in millions):

	Q4 2004	Q4 2003
Net sales	$160	$188
Gross margin	55	90
% of Net sales	34%	48%

        In the fourth quarter of 2004 compared to the same period of 2003, the Company's consolidated net sales decreased by $28 million or approximately 15%, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras offset, in part, by approximately $3 million from the favorable impact of foreign exchange and approximately $5 million from an increase in the net sales of the All Other segment and other products. Excluding the favorable impact of foreign exchange, the Company's net sales of instant film and cameras decreased by approximately 21% in the fourth quarter of 2004 compared to the same period of 2003. The net sales of instant film and cameras in the fourth quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        The Company had a gross margin of $55 million or 34% in the fourth quarter of 2004 compared to a gross margin of $90 million or 48% in the fourth quarter of 2003. The decrease in gross margin of 14 percentage points was primarily due to the impact of lower net sales, primarily of instant film, and mix which decreased gross margin by approximately 7 percentage points. The decrease in net sales resulted in lower production volumes. This in turn resulted in an increase in manufacturing costs due to certain costs which were not reduced in line with the lower production volumes which decreased margin by approximately 6 percentage points. The decrease in gross margin also included the impact of costs in the fourth quarter of 2004 related to a quality problem in manufacturing operations that support the Company's eyewear business, which decreased gross margin by approximately 2 percentage points. The decreases in gross margin were offset, in part, by the favorable impact of foreign exchange on net sales in the fourth quarter of 2004, which increased gross margin by approximately 1 percentage point.

        The Company's SG&A expenses were $50 million and $64 million, for the fourth quarter of 2004 and 2003, respectively. The Company's SG&A expenses are its marketing, research, engineering and administrative expenses, excluding the R&D segment expenses of $13 million in the fourth quarter of 2004 and $12 million in the fourth quarter of 2003, discussed below. The decrease of $14 million or approximately 22% in SG&A expenses in the fourth quarter of 2004 compared to the same period in 2003 reflects a reduction of approximately $14 million in regional sales and marketing expenses to approximately $22 million in the fourth quarter of 2004 from approximately $36 million in the same period in 2003. This decrease was primarily due to lower advertising expenses and the favorable impact of restructuring programs. The decrease in SG&A expenses in the fourth quarter of 2004 compared to the same period in 2003 also reflects a net decrease of costs in the non-segment Corporate category, including approximately $5 million primarily related to savings from restructurings and efforts to consolidate operations, approximately $1 million for lower employee cash incentive compensation and approximately $1 million from a gain on the sale of property located in the United Kingdom. The decreases in SG&A were offset, in part, by approximately $6 million of cost increases in the non-segment Corporate category, including increases in the cost of corporate governance and costs related to the proposed merger with Petters, along with approximately $1 million from the unfavorable impact of foreign exchange on sales and marketing expenses. The majority of the Company's SG&A expenses were recorded in the Americas and International Region segments with the remainder recorded primarily in the non-segment Corporate category.

        In the fourth quarter of 2004, the Company recorded restructuring charges of approximately $6 million compared to restructuring charges of $3 million in the same period in 2003. The charges in the fourth quarter of 2004 related to involuntary severance programs intended to downsize and consolidate the Company's manufacturing operations, sales and marketing, and non-segment Corporate category administrative operations. The charges in the fourth quarter of 2003 primarily related to involuntary severance programs intended to downsize and consolidate certain of the Company's sales and marketing, non-U.S. manufacturing and non-segment Corporate category administrative operations. A total of approximately 235 employees were expected to leave the Company under the fourth quarter 2004 programs by early 2005. The Company expects to make most of the cash payments related to the fourth quarter 2004 restructuring charges, some of which are paid as a stream of payments, by the end of 2005. Refer to Note 4 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information on the Company's restructuring programs.

        The gross margin and expenses discussed above resulted in a loss from operations of $14 million in the fourth quarter of 2004 compared to a profit from operations of $11 million in the fourth quarter of 2003.

        The net of other income and expense in the fourth quarter of 2004 was an expense of $2 million primarily related to approximately $5 million of foreign exchange transaction losses and a charge related to periods prior to 2004 which was determined not to be material of approximately $1 million related to defined benefit pension plans of certain non-U.S. marketing subsidiaries offset, in part, by a gain of approximately $2 million related to a settlement agreement reached with Primary regarding the obligation of the Company to reimburse Primary for certain estate costs incurred by Primary and the related return of cash collateral to the Company provided to cover such costs, which had been previously recorded as a liability by the Company, approximately $1 million of interest income and approximately $1 million related to the return of pension plan assets of a subsidiary that had been liquidated. The net of other income and expense was an expense of $4 million in the fourth quarter of

2003 primarily related to foreign exchange transaction losses offset, in part, by a distribution from a real estate joint venture that was developing property located in Cambridge Massachusetts.

        In the fourth quarter of 2004, the Company revised its estimate of its income taxes for 2004 primarily due to lower than expected earnings in 2004, a foreign tax credit carryback, the settlement of a tax audit in the Netherlands which resulted in a tax refund, the release of certain tax reserves as a result of the resolution of certain foreign tax issues offset, in part, by an increase in valuation allowances related to certain deferred tax assets. As a result, the Company recorded an income tax benefit of $25 million on a reported loss before income taxes of $17 million in the fourth quarter of 2004 compared to an income tax expense of $1 million, on reported earnings before income taxes of $6 million in the fourth quarter of 2003. The factors contributing to the magnitude of the Company's tax benefits in 2004 are not expected to be repeated in future periods.

        In the fourth quarter of 2004 the Company's net earnings were $8 million compared to net earnings of $5 million in the fourth quarter of 2003. Basic and diluted earnings per common share based on earnings available to common stockholders were $0.24 and $0.22, respectively, in the fourth quarter of 2004, compared to $0.11 and $0.10, respectively, for basic and diluted earnings per common share based on earnings available to common stockholders in the fourth quarter of 2003.

        The following is a summary of the Company's net sales and profit from operations by business segment, and for the non-segment Corporate category, for the periods indicated (in millions):

	Three month period ended December 31, 2004	Three month period ended December 31, 2003
Net sales to customers:
Americas Region	$87	$105
International Region	52	64
Global Manufacturing	—	—
R&D	—	—
All Other	21	19

Subtotal Segments	160	188
Corporate	—	—

Total	$160	$188

Profit/(loss) from operations:
Americas Region	$29	$37
International Region	14	17
Global Manufacturing	(19)	(7)
R&D	(13)	(12)
All Other	4	5

Subtotal Segments	15	40
Corporate	(29)	(29)

Total	$(14)	$11

Americas Region

        Net sales and profit from operations for the Americas Region for the fourth quarter of 2004 and 2003, were as follows (in millions):

	Fourth Quarter 2004	Fourth Quarter 2003
Net sales	$87	$105
Profit from operations	29	37

        Net sales in the Americas Region decreased by $18 million, or approximately 17%, in the fourth quarter of 2004 compared to the same period in 2003, primarily related to lower net sales of instant film and, to a lesser degree, instant cameras. Competition from digital camera products and media formats negatively impacted the Company's net sales in the Americas Region in the fourth quarter of 2004.

        Profit from operations in the Americas Region for the fourth quarter of 2004 was $29 million compared to profit from operations of $37 million in the same period of 2003. The decline in profit from operations in the Americas Region of $8 million was primarily due to the impact of lower net sales. This decrease was offset, in part, by lower selling and administrative expenses, primarily related to lower advertising costs and savings from restructuring in the fourth quarter of 2004.

International Region

        Net sales and profit from operations for the International Region for the fourth quarter of 2004 and 2003 were as follows (in millions):

	Fourth Quarter 2004	Fourth Quarter 2003
Net sales	$52	$64
Profit from operations	14	17

        Net sales in the International Region decreased by $12 million, or approximately 19%, to $52 million in the fourth quarter of 2004 from $64 million in the same period of 2003, primarily due to lower net sales of instant film and, to a lesser degree, instant cameras. The net sales in the International Region in the fourth quarter of 2004 included approximately $3 million related to the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, net sales in the International Region declined by approximately $15 million, or approximately 23%, in the fourth quarter of 2004 compared to the same period in 2003. Net sales in the International Region in the fourth quarter of 2004 were negatively impacted by competition from digital camera products and media formats.

        Profit from operations in the International Region was $14 million in the fourth quarter of 2004 compared to $17 million in the same period in 2003. Profit from operations in the fourth quarter of 2004 included the net favorable impact of approximately $1 million of foreign exchange. Excluding the net favorable impact of foreign exchange, profit from operations in the International Region declined by approximately $4 million in the fourth quarter of 2004 compared to the same period in 2003. This decrease reflects the impact of lower net sales in the International Region in the fourth quarter of 2004 compared to the same period in 2003 offset, in part, by the favorable impact of lower selling and administrative expenses in the fourth quarter of 2004, primarily due to lower advertising costs and, to a lesser degree, savings from restructuring.

Global Manufacturing

        Manufacturing non-standard costs were approximately $19 million in the fourth quarter of 2004 compared to $7 million in the fourth quarter of 2003. The increase of $12 million in manufacturing non-standard costs in the fourth quarter of 2004 compared to the same period in 2003 included approximately $5 million of inventory write-offs of certain raw and in-process material that was no longer required and an increase of approximately $3 million of other manufacturing non-standard costs, primarily related to reductions in the Company's production volumes. The increase also consists of approximately $5 million of costs related to a quality problem in the Company's manufacturing operation that produces lenses for the eyewear business. These increases were offset, in part, by the favorable impact of approximately $1 million of lower development costs related to the Company's decision to terminate the development of its instant digital printing kiosks.

R&D

        R&D segment expenses were $13 million in the fourth quarter of 2004 compared to $12 million in the same period in 2003. The increase of $1 million primarily related to an increase in spending related to the Company's instant digital printing activities in the fourth quarter of 2004. Approximately 86% of the Company's total research and development expenses in the fourth quarter of 2004 was related to the Company's instant digital printing activities with the balance primarily related to the Company's instant photographic activities. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in its instant digital printing activities after the second quarter of 2005.

All Other

        Net sales in the All Other segment were approximately $21 million in the fourth quarter of 2004 compared to $19 million in the fourth quarter of 2003. The increase of $2 million in net sales primarily related to an increase of approximately $5 million in the net sales of the Company's third party contract manufacturing and licensing operations offset, in part, by a decrease of approximately $3 million in the net sales of the Company's eyewear business, primarily related to a lens quality problem.

        Profit from operations in the All Other segment was $4 million in the fourth quarter of 2004 compared to $5 million in the same period in 2003. The decrease of $1 million in the fourth quarter of 2004 compared to the same period in 2003 reflected a reduction in profit from operations in the Company's eyewear business, primarily related to lower net sales offset, in part, by an increase in profit from operations from the net sales related to the Company's licensing operations.

Financial Liquidity and Capital Resources

        The Company's principal source of capital is provided by its cash flow from operating activities, which may be supplemented by borrowing under the Company's revolving line of credit as discussed below. However, the revolving line of credit has not been used by the Company to date. A summary of the Company's cash flows in 2004 is as follows (in millions):

Cash provided by operating activities	$9
Cash used by investing activities	(18)
Cash used by financing activities	(48)
Effect of exchange rate changes on cash	4

Net decrease in cash and cash equivalents	$(53)

        The Company's cash and cash equivalents were $114 million at December 31, 2004, a decrease of $53 million from $167 million at December 31, 2003. In 2004, net cash provided by the Company's operating activities was $9 million. Net earnings in 2004, adjusted for non-cash items (such as depreciation, deferred taxes and other non-cash items) contributed approximately $65 million to cash flow from operating activities. A decrease in receivables, inventories, and prepaid and other assets in 2004 increased cash flows from operating activities by $41 million. A decrease in accounts payables and accruals, compensation and benefits payable, and income taxes payable decreased cash flows from operating activities by approximately $97 million in 2004. The decrease in compensation and benefits payable in 2004 includes the impact of cash payments of approximately $20 million related to incentive compensation liabilities recorded in 2003.

        Net cash used by the Company for investing activities in 2004 was $18 million, primarily related to capital spending of approximately $29 million offset, in part, by a decrease in other assets of approximately $5 million and approximately $6 million of proceeds from the sale of held for sale property located in Germany and other property located in the United Kingdom. In 2004, capital spending related to: the acquisition of land adjacent to the Company's headquarters in Waltham, Massachusetts; facilities and equipment upgrades in Global Manufacturing; and new products. The decrease in other assets in 2004 of approximately $6 million primarily related to the use of deposits related to the pre-tax proceeds from the sale of certain of the Company's held for sale assets in 2003 that were used to acquire land adjacent to the Company's headquarters in Waltham, Massachusetts.

        The Company expects its capital spending in 2005 to be in the range of $15 to $20 million, primarily related to spending in support of new products, facilities and equipment upgrades in Global Manufacturing, and Corporate property enhancements and information technology.

        The net cash used by the Company's financing activities in 2004 was $48 million. Approximately $47 million of this use was related to the redemption of the outstanding shares of the Company's Preferred Stock and the payment of dividends on the outstanding shares of this stock immediately prior to the redemptions. Cash used by financing activities also reflects the repurchase of approximately $1 million of restricted Common Stock from certain executives and a director in connection with a purchase by those individuals of shares of the Company's restricted Common Stock in the first quarter of 2004. The Company utilized the purchase price it would otherwise have paid for the repurchase to pay a portion of the estimated income tax liability of those individuals on the restricted Common Stock they purchased in the first quarter of 2004.

        The Company's working capital was $240 million at December 31, 2004 compared to $242 million at December 31, 2003.

        As of July 29, 2002, the Company entered into a three year, $100 million credit facility and accompanying security documents with a group of lenders (the "Credit Agreement"). The Credit Agreement is secured by, among other things, a first priority security interest in substantially all of the Company's assets in the United States and most of the assets of the Company's non-U.S. subsidiaries that are designated as borrowers or guarantors under the Credit Agreement. The Credit Agreement expires by its terms in July 2005. The Company is considering a number of alternatives for replacing the Credit Agreement, including the negotiation of an extension of the Credit Agreement with the existing group of lenders. There can be no assurance that the Company will be able to extend or replace this credit facility.

        The Credit Agreement provides for a three year $80 million revolving credit line, of which $50 million is available to be borrowed by the Company's U.S. operations and $30 million is available to be borrowed by the Company's non-U.S. subsidiaries that are designated as borrowers under the Credit Agreement. Under the revolving credit line in the Credit Agreement, the Company's borrowing availability is tied to a percentage of eligible domestic and foreign inventory and accounts receivable. Approximately $27 million was available to the Company under the revolving line of credit at

December 31, 2004. The Credit Agreement also includes provisions for letters of credit in lieu of borrowings under the revolving credit line. In addition, the Credit Agreement contains provisions for borrowings between the Company's subsidiaries that are designated as borrowers or guarantors. The Credit Agreement originally provided for a $20 million term loan. In 2003, the Company repaid the term loan and this portion of the Credit Agreement is not available for future borrowings. There were no borrowings by the Company under the revolving line of credit in 2004, 2003 or 2002.

        The Credit Agreement contains certain restrictive covenants. Refer to Note 8 of the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data for more information on the restrictive covenants in the Credit Agreement. In 2003, the Credit Agreement was amended to provide a $100 million discretionary basket for certain items otherwise restricted such as preferred stock redemptions and dividends, asset acquisitions, additional instant digital printing spending and other investments, as long as certain of the Company's financial covenants are satisfied. In the fourth quarter of 2003, the Company paid approximately $10 million of dividends on its Preferred Stock and redeemed 50% of the then outstanding shares of its Preferred Stock for approximately $44 million. In April 2004, the Company paid a further dividend of $1.3 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million. In 2004, the Company also used approximately $13 million of the discretionary basket for additional instant digital printing research and development spending. As a result, approximately $9 million remained from the $100 million discretionary basket at December 31, 2004.

        In September 2004, the Company entered into an amendment to the Credit Agreement. This amendment provided for a reduction in the minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant levels (calculated as of the end of each fiscal quarter on a rolling four quarter basis) for the third and fourth fiscal quarters of 2004 and the first fiscal quarter of 2005 to $38.0 million, $12.5 million and $2.5 million, respectively. The EBITDA covenant level for the second fiscal quarter 2005, which is the final period tested, was unchanged by this amendment and remained at $53.0 million. In addition, the amendment removed the ability of the Company to redeem shares of its outstanding Preferred Stock and to pay dividends or make other distributions to any of its shareholders without approval of the lenders under the Credit Agreement. In connection with this amendment, the Company paid the lenders under the Credit Agreement a fee of $0.2 million.

        In December 2004, the Company entered into an additional amendment to the Credit Agreement. This amendment permitted, among other things, the Company to redeem its Preferred Stock (see Note 10) and pay a dividend on the Preferred Stock. Subsequently, in December 2004, the Company paid a dividend of approximately $1.3 million on its Preferred Stock and redeemed the remaining outstanding shares of its Preferred Stock for approximately $22.3 million. This amendment limited the Company's net use of cash up to $85 million through the expiration of the Credit Agreement in July 2005. In addition, the amendment permitted the Company to invest in various money funds administered by the Company's lenders and utilize certain overdraft arrangements with the lenders under the Credit Agreement.

        The Company's obligations for non-cancelable operating leases and other purchase obligations as of December 31, 2004 were as follows (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Non-cancelable operating leases	$46	$9	$18	$9	$10
Purchase obligations	5	2	3	—	—

Total	$51	$11	$21	$9	$10

        The Company's purchase obligations above include agreements to purchase goods and services that are legally binding and that include fixed or minimum quantities to be purchased; minimum price provisions; or a specific timing of the related transaction. These obligations exclude agreements that are cancelable without penalty and do not include normal purchase orders for raw materials or other goods and services. In addition, these obligations exclude current liabilities already recorded on the Company's balance sheet at December 31, 2004. These obligations are point in time estimates based on the information currently available and actual payments could differ. The Company does not have any significant off-balance sheet arrangements.

        Under the Company's asset purchase agreement with Primary, the Company was required to reimburse Primary for certain costs incurred by Primary, if certain conditions were met. As of December 31, 2003, the Company had recorded liabilities of $7 million for these costs and the Company cash collateralized the $7 million of liabilities for these costs in the first quarter of 2004. In December of 2004, the Company reached a settlement agreement with Primary on the payment of these costs which was approved by the Bankruptcy Court at a hearing on January 10, 2005. As a result, the Company recorded a gain of approximately $2 million in other income as of December 31, 2004.

        Also, under the provisions of the asset purchase agreement with Primary, if Primary incurred in excess of certain amounts for estate costs and did not have the funds necessary to pay for them, Primary had the right to require the Company to purchase from it up to 4% of the total shares of Common and Preferred Stock of the Company outstanding at the date of the asset purchase from Primary for up to $4.5 million. As part of the settlement agreement with Primary that was approved by the Bankruptcy Court in January 2005, Primary agreed to give up this right.

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

Factors That May Affect Future Results or the Value of Common Stock

        The Company's business involves a number of risks, some of which are beyond the Company's control. Investing in the Company's Common Stock involves these and other risks. The following is a description of a number of these risks; however, these are not the only risks and uncertainties the Company or holders of its Common Stock face. Additional risks and uncertainties that exist include risks of which the Company is not currently aware or does not currently believe to be material that may also adversely affect the Company's business.

Sales of Instant Photography Cameras and Film Continue to Decline.

        The demand for the Company's instant photography cameras and film continues to experience a significant and steady decline due to competition from digital camera products and media formats. This declining demand continues to have a negative impact on the net sales of the Company's instant camera and film products. The Company expects the decline to continue, and there can be no assurance that this trend can be reversed or slowed. This trend has accelerated as digital imaging continues to grow in demand.

The Company May Not Be Able to Reduce Fixed Costs in Line with the Decline in Net Sales.

        The Company has been attempting to reduce its costs in line with the decline in its net sales. However, due to a number of fixed costs, particularly in the Company's manufacturing operations, the Company has been and will continue to be challenged to reduce its costs in line with the decline in net sales. If the Company is unable to reduce its costs in line with the decline in its net sales, this would have an adverse impact on the Company's operating results.

There Are Significant Pressures and Challenges in Implementing the Company's Strategy to Bring Instant Digital Printing Products to Market.

        The Company has experienced significant pressure and challenges in implementing its strategy to bring instant digital printing products to market, and it expects these challenges to continue. In addition, with the proliferation of similar products, competition in this area is intensifying. The Company has made a significant investment in instant digital printing applications but has not commercialized any products in that area. The Company is exploring strategic alternatives for the instant digital printing assets and related activities, including a potential sale. Unless the Company finds outside investors or has a change in circumstances, the Company intends to cease investing significant resources in this area after the second quarter of 2005.

The Company Competes with Major Competitors that are Larger and More Diversified.

        The Company experiences intense competition for sales of its instant photography and digital imaging products. The Company's products compete with 35mm and digital-imaging products that are widely advertised, well-known, branded products. In most of its markets, the Company has major competitors, most of which are larger and more diversified. Aggressive competition within its markets to preserve, gain or regain market share can affect its results in any given period. More specific factors in this competitive marketplace that could adversely affect operating results include the Company's failure to:

  •
  compete against larger and financially stronger competitors like Fuji which sells instant photography products in Asia, Europe, Canada and the United States or against products from overall photographic competitors like Eastman Kodak Company, Hewlett-Packard Company, Canon U.S.A., Inc., Sony Corporation, Epson America, Inc., Olympus Corporation, and Hi-Touch Imaging Technologies, Inc.;

  •
  penetrate new demographic markets through product innovations, marketing campaigns and expanded distribution;

  •
  manage the profitability of the instant photography business;

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

  •
  manage pricing on its products in the marketplace to remain at a competitive level in the marketplace;

  •
  continue to reduce costs through operating efficiencies, including savings from restructuring;

  •
  manage and respond to labor issues; and

  •
  retain a number of essential senior managers and to be able to attract and retain qualified senior managers who can implement the Company's business strategy.

The Absence of 2001 and Prior Period Financial Information for Primary Could Be Material to Investors.

        The information presented herein does not include financial information on Primary for periods prior to January 1, 2002 since audited information on those periods is not available to the Company. As a result, this document does not contain all of the financial information that is required by the rules and regulations applicable to this report regarding the results of operations for the business operations acquired by the Company in the Transaction. The absence of 2001 and prior period financial information for Primary could be material to investors. Further, investors should not assume that the results of operations for the periods contained herein bear any correlation to the results of operations of Primary for periods prior to 2002.

The Company Has a Major Stockholder Whose Interests May Conflict with the Interests of the Company's Other Stockholders.

        As of December 31, 2004, OEP owned a majority of the Company's outstanding Common Stock. Accordingly, OEP will be able to:

  •
  elect the Company's entire Board of Directors;

  •
  control the Company's management and policies; and

  •
  determine, without the consent of the Company's other stockholders, the outcome of any corporate transaction or other matter submitted to the Company's stockholders for approval, including mergers, changes in capital structure, consolidations and the sale of all or substantially all of the Company's assets.

        OEP will also be able to prevent or cause a change in control of the Company and will be able to amend the Company's Certificate of Incorporation and Bylaws without the approval of any other of the Company's stockholders. The interests of OEP may conflict with the interests of the Company's other stockholders.

There is Limited Market Activity for its Common Stock.

        The Company's Common Stock is traded on the NASD OTC Bulletin Board in limited volume. Therefore, the trading price of such securities could be highly volatile, particularly if the merger agreement with Petters is terminated. If a large number of non-OEP affiliated holders of the Company's Common Stock were to seek to sell the securities at one time, then the trading price of the securities could be adversely impacted.

        The market price of the Company's Common Stock may also be subject to significant fluctuations in response to other factors, including:

  •
  variations in the Company's annual or quarterly financial results or those of the Company's competitors;

  •
  changes by financial analysts in their estimates of the Company's future earnings; and

  •
  conditions in the economy in general or in the photography industry in particular.

Consolidation of the Company's Manufacturing Operations Creates Inherent Risks.

        The Company's instant camera and film manufacturing is concentrated into sole source locations. Due to the specialized nature of certain assets located at these facilities, any suspension of operations as a result of a natural disaster, work stoppage, crisis in a country where manufacturing is concentrated or terrorism could have a material adverse effect on the Company.

The Company May Continue to Experience Manufacturing Challenges Which Could Adversly Affect Operating Results

        The Company has experienced quality problems in the manufacturing operation that supports its eyewear business. The Company continues to address these quality problems, but there can be no assurance that these or similar quality problems in other of the Company's manufacturing operations will not occur in the future. If quality problems do occur, they could adversely affect the Company's operating results.

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

The Inability of the Company to Consolidate and Restructure its Manufacturing Operations Could Have a Material Adverse Affect.

        The Company's instant camera and film manufacturing capacity is concentrated in facilities in the United States, Europe, Mexico and the Far East. The Company is consolidating and restructuring its manufacturing operations, including the consolidation of its film coating and assembly into sole source locations. Due to the specialized nature of certain assets located at these facilities, any suspension of operations as a result of the consolidation and restructuring of these assets could have a material adverse effect on the Company's operating results.

The Inability of the Company to Negotiate Favorable Sole Source Agreements for Material and Supplies Could Have A Material Adverse Affect.

        The Company has certain sole source suppliers for material used in the development of the Company's products and out-sources the manufacture of certain products. The Company is also exploring sole source suppliers for certain operations that have high fixed costs. The inability of the Company to negotiate favorable sole source agreements would have a material adverse impact on the Company. In addition, in the event of a disruption in the Company's supply of these materials due to the financial or operational distress of the Company's suppliers or otherwise, the Company's failure to find alternatives for raw materials, supplies and finished goods necessary for the manufacture and sale of its product could have a material adverse impact on the Company.

The Company's Failure to Manage its Intellectual Property and Licensing Agreements Could Adversely Affect its Profitability.

        The Company relies upon patent, copyright, trademark and trade secret laws in the United States and in other countries to establish and maintain its proprietary rights in technology, products and its brands. The Company continues to develop and protect ownership of, and license as appropriate, valuable intellectual property rights. The Company's intellectual property rights could, however, be challenged, invalidated or circumvented. The Company does not believe that its products infringe the intellectual property rights of others, but such claims, if established, could result in material liabilities or loss of business.

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

The Company's Different Distribution Methods Have Inherent Risks.

        The Company uses a variety of different distribution methods to sell its products, including direct sales and distributors and third-party resellers. Since each distribution method has distinct risks, failure to implement the most advantageous distribution model could adversely affect the Company's revenue and gross margins and therefore profitability.

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

If the Company Fails to Maintain an Effective System of Internal Controls, It May Not be Able to Accurately Report its Financial Results or Prevent Fraud.

        Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm the Company's business. The Company is in the process of evaluating its internal procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and the Company's external auditors to evaluate and assess the effectiveness of the Company's internal controls. The Company is continuing to evaluate and, where appropriate, enhance its policies, procedures and internal controls. Failure to maintain adequate internal controls could result in financial statements that do not accurately reflect the Company's financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates relative to its market risk sensitive instruments and positions as described below.

Interest Rate Risks

        The Company could be exposed to interest rate risk related to any borrowing activities. The Company had no outstanding debt at either December 31, 2003 or 2004.

Foreign Currency Exchange Risk

        As more fully explained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under "Foreign Currency Exchange" the Company's operations are exposed to the impact of foreign currency exchange rate movements. The Company is primarily dependent on the pricing and sourcing of its products in local markets to offset the impact of foreign exchange rate fluctuations. However, the Company has limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange rate fluctuations. At December 31, 2004 and 2003, the Company had no derivative instruments. The Company does not quantify foreign currency exchange rate risk associated with its expected foreign currency denominated revenues or its net monetary assets denominated in nonfunctional currencies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Polaroid Holding Company and Subsidiary Companies

        We have audited the accompanying consolidated balance sheets of Polaroid Holding Company and Subsidiary Companies (the "Company") as of December 31, 2004 and 2003, and the related consolidated statement of earnings, cash flows and changes in common stockholders' equity for the years ended December 31, 2004 and December 31, 2003 and the period from Inception (see Note 1 to the consolidated financial statements) to December 31, 2002. We have also audited the consolidated statement of earnings, cash flows and changes in common stockholders' equity for Primary PDC, Inc. (formerly named Polaroid Corporation) and Subsidiary Companies (the "Predecessor") for the period from January 1 through July 31, 2002. In connection with our audit of the consolidated financial statements, we also audited the accompanying financial statement schedule of Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Companies' managements. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Polaroid Holding Company and Subsidiary Companies as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and December 31, 2003 and the period from Inception (see Note 1 to the consolidated financial statements) through December 31, 2002, and the results of operations and cash flows, of Primary PDC, Inc. for the period from January 1 through July 31, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

KPMG LLP
Boston, Massachusetts
March 11, 2005

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Earnings

(in millions, except per share amounts)

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Net sales	$656.2	$752.7	$363.9	$443.6

Cost of goods sold	368.2	378.4	213.3	290.3
Marketing, research, engineering and administrative expenses (Note 3)	242.1	278.3	120.9	184.2
Restructuring and other charges (Note 4)	14.9	4.7	5.1	12.6

Total costs	625.2	661.4	339.3	487.1

Profit/(loss) from operations	31.0	91.3	24.6	(43.5)
Other income and (expense):
Interest income	1.5	1.5	1.2	0.5
Foreign currency transaction losses (Note 2)	(6.9)	(8.3)	(3.3)	(8.1)
Foreign currency translation gains from subsidiary liquidations (Note 2)	—	7.1	—	—
Other income	4.8	3.4	1.5	5.5
Interest expense	(2.8)	(3.4)	(1.9)	(2.4)
Reorganization loss (see Note 2)	—	—	—	(771.3)

Earnings/(loss) before extraordinary gain and income tax expense/(benefit)	27.6	91.6	22.1	(819.3)
Federal, state and foreign income tax expense/(benefit) (Note 6)	(34.3)	22.9	6.9	12.9

Earnings/(loss) before extraordinary gain	61.9	68.7	15.2	(832.2)
Extraordinary gain (Note 1)	—	2.6	122.6	—

Net earnings/ (loss)	$61.9	$71.3	$137.8	$(832.2)

Basic earnings/(loss) per common share (Note 2)
Earnings/(loss) before extraordinary gain	$1.85	$1.99	$0.40	$(16.82)
Extraordinary gain	—	$0.08	$3.98	—
Net earnings/(loss)	$1.85	$2.07	$4.38	$(16.82)
Diluted earnings/(loss) per common share (Note 2)
Earnings/(loss) before extraordinary gain	$1.72	$1.95	$0.40	$(16.82)
Extraordinary gain	—	$0.08	$3.98	—
Net earnings/(loss)	$1.72	$2.03	$4.38	$(16.82)
Cash dividends per common share	—	—	—	—

See accompanying notes to consolidated financial statements

Polaroid Holding Company and Subsidiary Companies

Consolidated Balance Sheet

(in millions, except share and per share amounts)

	Company
	December 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$113.9	$166.8
Receivables, net of allowance of $8.1 in 2004 and $10.0 in 2003 (Note 8)	68.1	77.8
Inventories (Notes 7 and 8)	137.4	146.9
Assets held for sale (Note 3)	1.2	4.2
Prepaid expenses and other assets (Notes 3, 6 and 8)	44.7	51.0

Total current assets	365.3	446.7
Property, plant and equipment (Note 1)
Land	7.2	—
Buildings	9.9	8.1
Machinery and equipment	32.5	19.4
Construction in progress	13.2	5.5

Total property, plant and equipment	62.8	33.0
Less accumulated depreciation	7.1	2.3

Net property, plant and equipment	55.7	30.7
Deferred tax assets (Note 6)	6.7	1.9
Other non-current assets (Note 3)	46.1	40.7

Total assets	$473.8	$520.0

Liabilities and stockholders' equity
Current liabilities
Payables and accruals (Notes 1 and 9)	$90.9	$137.5
Compensation and benefits (Notes 12 and 13)	25.1	41.7
Federal, state and foreign income taxes (Note 6)	9.1	25.9

Total current liabilities	125.1	205.1
Non-current pension liabilities (Note 13)	57.7	36.2
Other non-current liabilities (Note 6)	15.7	14.5
Preferred Stock (Note 10)
Preferred Stock, authorized 2,000,000 shares of which 900,000 are designated as Series A, $.001 par value, liquidation preference value of $100 per share plus unpaid dividends, none and 446,150 shares issued and outstanding in 2004 and 2003, respectively	—	44.6
Common stockholders' equity (Note 11)
Common Stock, $.001 par value, authorized 50,000,000 shares of which 34,956,069 and 34,836,410 shares issued and outstanding in 2004 and 2003, respectively	—	—
Additional paid-in capital	10.8	3.5
Retained earnings (Notes 1 and 10)	258.7	199.4
Accumulated other comprehensive income (Note 2)	11.3	17.0
Treasury Stock	(0.9)	—
Deferred compensation (Note 12)	(4.6)	(0.3)

Total common stockholders' equity	275.3	219.6

Total liabilities and stockholders' equity	$473.8	$520.0

See accompanying notes to consolidated financial statements.

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Cash Flows

(in millions)

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Cash flows from operating activities
Net earnings/(loss)	$61.9	$71.3	$137.8	$(832.2)
Extraordinary gain (Note 1)	—	(2.6)	(122.6)	—
Depreciation of property, plant and equipment	4.6	2.2	0.1	54.7
Non-cash reorganization loss (Note 2)	—	—	—	759.3
Deferred taxes (Note 6)	4.6	9.3	(3.8)	12.1
Gain on sale of real estate	(2.9)	—	—	(3.9)
Other non-cash items (Note 3)	(3.6)	4.0	5.4	11.4
(Increase)/decrease in receivables	12.4	31.5	(23.2)	144.4
Decrease in inventories	22.6	20.3	58.4	31.0
(Increase)/decrease in prepaids and other assets	6.5	7.3	6.2	(1.4)
Decrease in Prepetition Liabilities	—	—	—	(39.7)
Increase/(decrease) in payables and accruals	(44.1)	(21.7)	20.6	(14.1)
Increase/(decrease) in compensation and benefits	(19.6)	7.7	(2.7)	(3.9)
Increase/(decrease) in federal, state and foreign income taxes	(33.4)	(15.6)	10.7	12.2

Net cash provided by operating activities	9.0	113.7	86.9	129.9

Cash flows from investing activities
(Increase)/decrease in other assets	5.3	(16.4)	(1.2)	4.5
Asset purchase Transaction, net of cash acquired (Note 1)	—	—	(4.3)	(4.3)
Proceeds from the sale of assets held for sale (Note 3)	4.0	18.3	1.4	—
Proceeds from the sale of property, plant and equipment (Note 3)	1.9	—	—	7.8
Additions to property, plant and equipment	(28.9)	(22.6)	(10.4)	(9.1)

Net cash used by investing activities	(17.7)	(20.7)	(14.5)	(1.1)

Cash flows from financing activities
Net decrease in short-term debt (maturities 90 days or less)	—	—	(1.1)	(74.4)
Short-term debt (maturities of more than 90 days):
Proceeds	—	—	20.0	—
Payments	—	(17.5)	(2.5)	(259.2)
Financing fees paid	—	—	(5.0)	—
Proceeds from issuance of Preferred Stock (Note 1)	—	—	58.0	—
Proceeds from issuance of Common Stock (Note 1)	—	—	2.0	—
Repurchases of restricted Common Stock	(0.9)	—	—	—
Dividends paid on Preferred Stock (Note 10)	(2.6)	(9.7)	—	—
Redemption of Preferred Stock (Note 10)	(44.6)	(44.6)	—	—

Net cash provided/(used) by financing activities	(48.1)	(71.8)	71.4	(333.6)

Effect of exchange rate changes on cash	3.9	5.6	(3.8)	6.0

Net increase/(decrease) in cash and cash equivalents	(52.9)	26.8	140.0	(198.8)
Cash and cash equivalents at beginning of period	166.8	140.0	—	217.6

Cash and cash equivalents at end of period	$113.9	$166.8	$140.0	$18.8

See accompanying notes to consolidated financial statements.

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Changes in Common Stockholders' Equity

(in millions, except number of shares)

Company:

Year ended December 31, 2004

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total Common Stockholders' Equity
Balance at January 1, 2004	34,836,410	$—	$3.5	$199.4	$17.0	$—	$(0.3)	$219.6
Comprehensive income:
Net earnings				61.9				61.9
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					11.8			11.8
Minimum pension liability adjustment (Note 13)					(17.5)			(17.5)

Total comprehensive income								56.2

Restricted stock issued	843,900		7.6				(7.6)	—
Repurchase of treasury stock	(724,241)		(0.3)			(0.9)	0.3	(0.9)
Amortization of deferred compensation							3.0	3.0
Dividends paid on Preferred Stock				(2.6)				(2.6)

Balance at December 31, 2004	34,956,069	$—	$10.8	$258.7	$11.3	$(0.9)	$(4.6)	$275.3

Year ended December 31, 2003

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Total Common Stockholders' Equity
Balance at January 1, 2003	30,769,230	$—	$3.1	$137.8	$3.8	$—	$144.7
Comprehensive income:
Net earnings				71.3			71.3
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					12.4		12.4
Minimum pension liability adjustment (Note 13)					0.8		0.8

Total comprehensive income							84.5

Restricted stock issued	4,067,180		0.4			(0.4)	—
Amortization of deferred compensation						0.1	0.1
Dividends paid on Preferred Stock				(9.7)			(9.7)

Balance at December 31, 2003	34,836,410	$—	$3.5	$199.4	$17.0	$(0.3)	$219.6

Polaroid Holding Company and Subsidiary Companies

Consolidated Statement of Changes in Common Stockholders' Equity (Continued)

(in millions, except number of shares)

Company:

Period from Inception (see Note 1) to December 31, 2002

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Compensation	Total Common Stockholders' Equity
Balance as of Inception (see Note 1)	—	$—	$—	$—	$—	$—	$—
Common Stock issued	30,769,230		3.1				$3.1
Comprehensive income:
Net earnings				137.8			137.8
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					4.6		4.6
Minimum pension liability adjustment (Note 13)					(0.8)		(0.8)

Total comprehensive income							141.6

Balance at December 31, 2002	30,769,230	$—	$3.1	$137.8	$3.8	$—	$144.7

Predecessor:

Period from January 1 to July 31, 2002

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Common Stockholders' Equity/(Deficit)
Balance at January 1, 2002	49,479,894	$75.4	$175.3	$602.1	$(130.7)	$(1,011.5)	$(289.4)
Comprehensive income:
Net loss				(832.2)			(832.2)
Other comprehensive income:
Foreign currency translation adjustments (Note 2)					20.2		20.2
Minimum pension liability adjustment (Note 13)					(134.2)		(134.2)
Minimum pension liability adjustment related to Transaction					4.1		4.1
Assumption of pension plan by Pension Benefit Guaranty Corporation					183.7		183.7
Reclassification to net loss of cumulative translation loss related to sale of non-U.S. entities (Note 2)					56.8		56.8

Total comprehensive income							(701.6)

Compensation and stock incentive plans (Note 12)			3.3				3.3

Balance at July 31, 2002	49,479,894	$75.4	$178.6	$(230.1)	$(0.1)	$(1,011.5)	$(987.7)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Transaction

Company:

        On July 31, 2002, Polaroid Corporation, formerly known as OEP Imaging Operating Corporation ("Polaroid"), and certain of its subsidiaries acquired substantially all of the domestic assets and businesses of Primary PDC, Inc., formerly named Polaroid Corporation ("Primary"), and its domestic subsidiaries and the capital stock of the foreign subsidiaries of Primary (the "Transaction"). On July 3, 2002, this purchase was approved by the United States Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court").

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

        The Company's other accrued liabilities at December 31, 2004 and 2003 include $5.5 million and $7.0 million, respectively, of liabilities related to certain estate costs of Primary that are required to be paid by the Company to Primary under the asset purchase agreement (see discussion of settlement agreement with Primary in Note 3).

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

        As a result of the Filing, the Debtors incurred significant costs, including professional fees. These costs were expensed as incurred and were included in reorganization items in the consolidated statement of earnings (see Note 2). Under the asset purchase agreement for the Transaction, the Company is required to reimburse Primary for certain costs incurred by Primary. As noted above, the Company had recorded liabilities of $5.5 million and $7.0 million for these costs as of December 31, 2004 and 2003, respectively.

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

        The Predecessor recorded a loss on the Transaction of $213.5 million in its reorganization loss (see Note 2) in July 2002. Effective as of July 31, 2002, the Pension Guaranty Benefit Corporation

("PBGC") assumed the U.S. pension plan of the Predecessor. As a result, the Predecessor recognized a charge of $183.7 million related to a minimum pension liability cost that had been previously recorded in accumulated other comprehensive income in stockholders' equity (see Note 2). In the seven-month period ended July 31, 2002, the Predecessor recorded a cost of $41.7 million related to prepetition claims expected to be allowed by the U.S. Bankruptcy Court (see Note 2).

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

Company:

        The Company designs, develops, manufactures, and markets instant and digital imaging products and related products. The Company's principal products are instant film and instant cameras, which are marketed worldwide. In addition to its principal products, the Company designs, develops, manufactures and/or markets photographic hardware accessories for the instant photography market. The Company's other products and services consist of eyewear, principally sunglasses, and secure identification systems for commercial applications. The Company also performs contract manufacturing for third parties. The Company also licenses its brand and patents to third parties.

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

Basis of Presentation:

Company:

        The accompanying consolidated statements of earnings, cash flows and changes in common stockholders' equity of the Company for 2002 reflect the period from Inception (see Note 1) to December 31, 2002. The information in the Company's consolidated financial statements and related unaudited supplementary financial information (see Note 19) has been restated to give effect to a ten (10) for one (1) stock split of the outstanding shares of Common Stock and Preferred Stock of Holding that took effect on July 24, 2003.

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

        Under SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that could be directly associated with the reorganization and restructuring of the business were reported by the Predecessor separately as reorganization items in the consolidated statements of earnings. During the reorganization period, the Predecessor's balance sheet distinguishes prepetition liabilities subject to compromise from those that are postpetition liabilities. Liabilities that could be affected by a reorganization plan are reported at the amounts expected to be allowed, even if they might have been settled for lesser amounts. For the period from January 1 to July 31, 2002, the reorganization loss was as follows (in millions):

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

        The U.S. Bankruptcy Court established May 31, 2002 as the bar date for all claims against the Predecessor. A bar date is the date by which claims against the Predecessor must be filed if the claimants wish to participate in any distribution in the Chapter 11 case. Approximately 9,050 proofs of claim totaling approximately $6.0 billion that alleged a right to payment from the Predecessor had been filed with the U.S. Bankruptcy Court in response to the bar date, which are discussed below. The U.S. Bankruptcy Court ultimately determines liability amounts that will be allowed as part of the Chapter 11 process.

        Of the approximately 9,050 proofs of claim filed with the U.S. Bankruptcy Court, approximately 2,480 proofs of claim totaling approximately $1.0 billion had been allowed by the U.S. Bankruptcy Court and were recorded by the Predecessor as prepetition liabilities as of July 31, 2002 in accordance with SOP 90-7.

        In its review of the filed claims, the Predecessor had identified and successfully objected to approximately 6,420 claims totaling approximately $4.9 billion which had been either withdrawn or expunged and would be disallowed, unless the U.S. Bankruptcy Court order that expunged the claims was later vacated in connection with a specific claim or unless a withdrawn claim was reinstated. These claims were primarily duplicate filings, claims that were subsequently amended, or claims which could not be supported. However, because the U.S. Bankruptcy Court could have vacated the prior ruling to expunge, or a claimant could have reinstated a withdrawn claim, the Predecessor had not determined that the likelihood of acceptance of each claim was remote. Further, the Predecessor was unable to estimate the value of claims which could have ultimately been allowed, if any, from this category of claims.

        There were an additional approximately 150 claims totaling approximately $139 million which were outstanding or pending resolution. Such claims were reviewed by the Predecessor and either reconciliation or negotiation of a settlement was ongoing. These claims were considered to be reasonably possible of allowance. Based on its assessment of the range of allowed amounts of these claims, the Predecessor estimated the allowed amount of these claims to be approximately $8.0 million which was recorded by the Predecessor as Prepetition Liabilities as of July 31, 2002 in accordance with SOP 90-7.

        The Predecessor evaluated claims filed in the Chapter 11 case and recorded liability amounts for claims whose value could be reasonably estimated and which it believed were probable of being allowed by the U.S. Bankruptcy Court. During the period from January 1 to July 31, 2002, the Predecessor recorded a net charge of $41.7 million to increase its reserve in connection with the estimated value of allowed claims. At that time, it was impossible to reasonably estimate the value of all the claims that would ultimately be allowed by the U.S. Bankruptcy Court. However, it was likely that the value of claims ultimately allowed by the US Bankruptcy Court would be different from the amounts recorded by the Predecessor as of July 31, 2002 and the amounts of any additional claims allowed by the U.S. Bankruptcy Court could have been material to the Predecessor's financial position and results of operations.

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

Derivatives:

        The Company did not have any derivative instruments at December 31, 2004 or 2003. As of January 1, 2002, the Predecessor had currency option contracts which were not designated as hedges and were marked to market monthly until the contracts expired in the period from January 1 to July 31, 2002. The amounts recorded by the Predecessor related to these contracts in the period from January 1 to July 31, 2002 were not material to its results of operations.

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

        Provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries is made by the Company and was made by the Predecessor only on those amounts in excess of the funds considered to be permanently reinvested. The Company has not provided for U.S. federal income and foreign withholding taxes on $332.8 million of undistributed earnings from non-U.S. operations as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed to the Company or one of its U.S. subsidiaries, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The Company has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004 (the "Jobs Act"). The status of the Company's evaluation of these provisions is described in Note 6.

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

        Foreign exchange transaction losses of approximately $6.9 million in 2004, $8.3 million in 2003 and approximately $3.3 million for the period from Inception (see Note 1) to December 31, 2002 for the Company, and approximately $8.1 million for the period from January 1 to July 31, 2002 for the Predecessor, resulting from the remeasurement to the functional currency from the currency in which the transaction was denominated, were reported in other income and expense. In addition, the Company liquidated certain of its non-U.S. subsidiaries during 2003. As a result, it recognized in other income a net of approximately $7.1 million related to foreign currency translation gains that had been previously recorded in accumulated other comprehensive income. In July 2002, the Predecessor recognized in its net loss on the Transaction (see Note 1) approximately $56.8 million of foreign currency translation losses related to its foreign subsidiaries that were sold. These losses had been previously reported in accumulated other comprehensive income.

Accumulated Other Comprehensive Income:

Company:

        The Company reports comprehensive income in its consolidated statement of changes in common stockholders' equity. Accumulated other comprehensive income as of December 31, 2004 consisted of foreign currency translation adjustments of $28.8 million and an additional minimum pension liability adjustment of $17.5 million. Accumulated other comprehensive income as of December 31, 2003 consisted of unrealized foreign currency translation adjustments of $17.0 million. There were no tax effects associated with the amounts recorded in accumulated other comprehensive income related to the additional minimum pension liability adjustment at December 31, 2004 since the Company determined that it was "more likely than not" that the deferred tax asset associated with the additional minimum pension liability adjustment would not be recovered and as a result, the Company has provided a full valuation allowance against this deferred tax asset. For 2003, the $12.4 million foreign currency translation adjustment recognized in comprehensive income was net of reclassification adjustments of $7.1 million for foreign currency translation gains recognized in other income related to the liquidation of certain non-U.S. subsidiaries during 2003.

Predecessor:

        The Predecessor reported comprehensive income in its consolidated statement of changes in common stockholders' equity. Accumulated other comprehensive income as of July 31, 2002 consisted of $0.1 million of unrealized losses on investments. There was no tax effect associated with this amount at July 31, 2002. In connection with the Transaction, the Predecessor sold the capital stock of its foreign subsidiaries. As a result, it recognized a non-cash charge of $4.1 million in its reorganization loss for a minimum pension liability cost related to a non-U.S. pension plan that was previously recorded in accumulated other comprehensive income. Effective July 31, 2002, the Predecessor's U.S. pension was assumed by the PBGC. As a result, the Predecessor recognized a charge of $183.7 million in its reorganization loss for a minimum pension liability cost related to its U.S. pension plan that was previously recorded in accumulated other comprehensive income in stockholders' equity. As a result of the Transaction, the Predecessor recognized $56.8 million of foreign currency translation losses in its reorganization loss (see Note 1) in July 2002. These losses were previously recorded in accumulated other comprehensive income in stockholders' equity and related to its foreign subsidiaries that were sold.

Revenue Recognition:

        The Company recognizes net sales when all of the following criteria have been met: evidence of an arrangement with the customer exists; the product has been shipped and title has passed to the customer; the sales price to the customer has been fixed or is determinable; and collectability of the sales price is reasonably assured. Provisions for estimated sales returns and allowances are made at the time the products are sold. To arrive at net sales, the Company records reductions to net sales for the cost of programs offered to customers that include cash and volume discounts and cooperative and other advertising allowances. The Company recognizes the liability for these programs at the time the related sales are recorded. The Company determines the cost of these programs based on the terms of the programs, estimates using its historical experience and internal and customer data. The Company adjusts net sales for the cost of price protection programs associated with customer inventories, as well as for the cost of promotional allowances and other fees and coupons, at the time it can reasonably estimate this cost.

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

Shipping and Handling Costs:

        The Company's shipping and handling costs are and those of the Predecessor were recorded in marketing expenses. These costs were approximately $11.8 million in 2004, $14.9 million in 2003 and approximately $11.9 million in the period from Inception (see Note 1) to December 31, 2002 for the Company, and approximately $11.3 million in the period from January 1 to July 31, 2002 for the Predecessor.

Advertising Costs:

        The Company expenses and the Predecessor expensed the cost of advertising in the year incurred in accordance with American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs (see Note 3).

Stock-based Compensation:

        The Company accounts and the Predecessor accounted for stock-based compensation under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and provides disclosure related to its stock-based compensation under the provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and for the Company, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". The Company recognizes and the Predecessor recognized the cost of fixed stock award plans on a straight-line basis over the vesting period.

        If compensation cost for the Company's stock option awards (see Note 12) had been determined based on the fair value at grant date for awards under the plans consistent with SFAS 123, the Company's net earnings and basic and diluted earnings per common share, based on net earnings available to common stockholders, would have been changed to the pro forma amounts as follows (in millions except per share amounts):

	Twelve month period ended December 31, 2004	Twelve month period ended December 31, 2003
Net earnings, as reported	$61.9	$71.3
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effect	3.0	0.1
Less: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(3.3)	(0.1)

Pro forma net earnings	61.6	71.3
Less: Preferred dividends	(2.3)	(7.0)

Pro forma net earnings available to common stockholders	$59.3	$64.3
Basic earnings per share:
As reported	$1.85	$2.07
Pro forma	$1.84	$2.07
Diluted earnings per share:
As reported	$1.72	$2.03
Pro forma	$1.71	$2.03

        The fair value of the Company's stock option grants during the first six months of 2004 was estimated on the grant date using the Minimum Value Method with the following weighted average assumptions:

Dividend yield	—
Risk free interest rate	3.4%
Expected option life	5 years

        The fair value of the Company's stock option grants during the last six months of 2004 was estimated on the grant date using the Black Scholes Method with the following weighted average assumptions:

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

        The numerators and denominators of the basic and diluted earnings/(loss) per common share computations for the reported net earnings of the Company and the reported net loss of the Predecessor were as follows (in millions, except per share and share amounts):

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Earnings/(loss) before extraordinary gain	$61.9	$68.7	$15.2	$(832.2)
Less: dividends on Preferred Stock	(2.3)	(7.0)	(3.0)	—

Earnings/(loss) before extraordinary gain available to common stockholders	59.6	61.7	12.2	(832.2)
Extraordinary gain	—	2.6	122.6	—

Net earnings/(loss) available to common stockholders	$59.6	$64.3	$134.8	$(832.2)
Weighted average number of common shares outstanding used for basic earnings/(loss) per common share	32,271,872	31,122,879	30,769,230	49,479,894
Weighted average number of potentially dilutive restricted common shares outstanding	2,405,810	516,917	—	—

Weighted average number of common shares outstanding used for diluted earnings/(loss) per common share	34,677,682	31,639,796	30,769,230	49,479,894
Basic earnings/(loss) per common share:
Earnings/(loss) before extraordinary gain	$1.85	$1.99	$0.40	$(16.82)
Extraordinary gain	—	$0.08	$3.98	—
Net earnings/(loss)	$1.85	$2.07	$4.38	$(16.82)
Diluted earnings/(loss) per common share:
Earnings/(loss) before extraordinary gain	$1.72	$1.95	$0.40	$(16.82)
Extraordinary gain	—	$0.08	$3.98	—
Net earnings/(loss)	$1.72	$2.03	$4.38	$(16.82)

        The calculation of diluted earnings per share of the Company in 2004 did not include the effects of outstanding options for approximately 0.3 million shares of Common Stock because the effect was anti-dilutive.

        The calculation of diluted loss per share of the Predecessor in the period from January 1 to July 31, 2002 did not include the effects of outstanding options for approximately 0.3 million shares of Common Stock because the effect was anti-dilutive.

New Accounting Standards:

Company:

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. FIN 46 requires the identification of the Company's participation in variable interest entities (VIE). FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. For VIE created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also requires certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R"). Under this new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of this revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Company adopted the provisions of Fin 46 in 2004 and this adoption did not have a material effect on its financial position or results of operations.

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. On January 15, 2005, the Internal Revenue Service and the U.S. Department of Treasury issued Notice 2005-10, the first in a series of notices to provide guidance on the temporary reduced tax on repatriated earnings. Further guidance will be forthcoming. At this time, there is insufficient information available for the Company to complete its evaluation of the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability as of December 31, 2004 to reflect the repatriation provisions of the Jobs Act.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its results of operations and financial condition.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition.

Reclassifications:

        Certain prior year information of the Company and the Predecessor has been reclassified to conform with current year presentations.

3.     Supplemental Information

	Company			Predecessor
(in millions)	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002

Research, engineering and development costs	$43.0	$37.8	$13.2	$21.4
Advertising costs	$21.0	$47.6	$25.7	$24.1
Cash payments/(refunds) for interest and income taxes:
Interest	$1.2	$1.6	$1.1	$2.4
Income taxes	$(7.3)	$24.8	$2.3	$1.8

Company:

        In 2004, the Company recorded non-cash items of approximately $3.6 million in cash flow from operating activities, which primarily related to foreign exchange adjustments. In 2003, the Company recorded non-cash items of approximately $4.0 million in cash flow from operating activities, which primarily related to foreign exchange adjustments. In the period from Inception (see Note 1) to December 31, 2002, the Company recorded non-cash items of approximately $5.4 million in cash flow from operating activities, which primarily related to exchange adjustments. In addition, the Company's non-cash financing activities in the period from Inception (see Note 1) to December 31, 2002, consisted of the issuance of shares of the Company's preferred and common stock valued at approximately $31.2 million and approximately $1.1 million, respectively, as part of the Transaction.

Predecessor:

        In the period from January 1 to July 31, 2002, the Predecessor recorded a non-cash reorganization loss of $759.3 million that consisted of an asset impairment loss of $329.9 million (see Note 1), a non-cash loss on the Transaction of $213.5 million, a charge of $183.7 million related to the assumptions of its U.S. pension plan by the PBGC, prepetition claims cost of $41.7 million and gains on asset sales of $9.5 million (see Note 2). Other non-cash items in this period were $19.4 million and consisted primarily of a pension curtailment cost of $12.1 million, a pension settlement loss of $11.1 million (see Note 13), partially offset by a curtailment credit of $12.1 million that was based on the termination of participants under the Predecessor's postemployment benefits coverage (see Note 13) as a result of the Transaction.

Other Non-current Assets:

        As of December 31, 2004, the Company had approximately $46.1 million of other non-current assets, which included approximately $11.4 million to fully collateralize letters of credit and performance bonds. Approximately $8.3 million of those assets represented cash deposits that fully collateralize letters of credit related to performance clauses in a lease for manufacturing facilities located in Waltham, Massachusetts that was assumed by the Company as part of the Transaction (see Note 1). In addition, other non-current assets included approximately $17.2 million of prepaid expenses and approximately $10.7 of other assets related to certain non-U.S. pension plans and approximately $3.5 million of restricted cash of certain non-U.S. subsidiaries, primarily for required deposits related to import duties.

        As of December 31, 2003, the Company had approximately $40.7 million of other non-current assets, which included approximately $11.2 million to fully collateralize letters of credit and performance bonds. Approximately $8.2 million of those assets represented cash deposits that fully collateralize letters of credit related to performance clauses in a lease for manufacturing facilities located in Waltham, Massachusetts that was assumed by the Company as part of the Transaction (see Note 1). In addition, other non-current assets included approximately $16.6 million in prepaid expenses and approximately $6.3 million of other assets related to certain non-U.S. pension plans (see Note 13) and approximately $3.4 million of restricted cash of certain non-U.S. subsidiaries, primarily for required deposits related to import duties.

Real Estate Joint Venture Distribution:

Company:

        In 2004, 2003, and the period from Inception (see Note 1) to December 31, 2002, the Company received distributions of approximately $0.1 million, $2.8 million and $1.0 million, respectively, from an interest in a real estate joint venture for the development of certain real estate in Cambridge, Massachusetts, which had been acquired by the Company in the Transaction. These distributions were recorded in other income.

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

        In 2003, the Company decreased the estimated fair value of certain of the assets held for sale by approximately $3.6 million (see Note 1) and sold certain of its assets classified as held for sale, including its manufacturing facility located in Norwood Massachusetts, for cash proceeds of approximately $18.3 million. The carrying value of the assets sold was approximately $17.6 million. Because the Company leased back more than a minor portion of the Norwood property, it was required to defer the net gain on the sale of approximately $0.5 million which it will recognize ratably over the seven year term of the lease as a reduction of lease expense. Approximately $12.0 million of the proceeds from the sale of the Norwood property was recorded in other current assets at December 31, 2003 and deposited with a third party to be used for qualified like-kind property exchanges that were required to be completed within 180 days of the sale of this property. The remaining funds in this deposit at the end of the 180 day period of approximately $4.8 million were returned to the Company. Under the terms of the sale agreement, the Company was also required to deposit approximately $2.1 million of the proceeds in escrow as security for the Company's performance of certain shared services related to a third party lease that was assumed by the buyer. This deposit was recorded in other current assets. Portions of this escrow are being released to the Company as lease payments are made by the third party. During 2003, the Company reduced the carrying value of these held for sale assets by approximately $1.0 million to reflect lower market values.

        In 2004, the Company sold certain held for sale property located in Germany for net cash proceeds of approximately $4.0 million and reported a gain of approximately $1.0 million on this sale in general and administrative expenses. The carrying value of the Company's remaining held for sale asset was approximately $1.2 million at December 31, 2004. At December 31, 2004, the Company was still actively marketing this property.

Asset Sales:

        In 2004, the Company sold certain excess real estate located in the United Kingdom for approximately $1.9 million and recognized this amount as a gain in general and administrative expenses. Also in 2004, the Company received a cash distribution of $1.2 million related to the sale of the Company's equity interest in a private company. The gain of $1.2 million from this sale was recorded in other income. In connection with this sale, the Company negotiated a settlement of a license agreement with the private company and, as a result, received a cash payment of $0.4 million which was also recorded in other income.

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

Settlement Agreement with Primary:

        Under the terms of the asset purchase agreement with Primary, the Company was required to reimburse Primary for certain costs incurred by Primary, if certain conditions were met. As of December 31, 2003, the Company had recorded liabilities of approximately $7.0 million for these costs and the Company collateralized approximately $7.5 million of cash related to these liabilities in the first quarter of 2004. In December 2004, the Company reached a settlement agreement with Primary on the payment of these costs which was approved by the Bankruptcy Court at a hearing on January 10, 2005. Under the terms of the settlement agreement, $5.5 million was paid to Primary in January 2005 with the balance of the cash collateral returned to the Company. As a result, the Company reduced its liability for these costs and recorded a gain of approximately $2.1 million in other income as of December 31, 2004.

Other Business Risks:

        The Company's instant film and camera manufacturing capacity is concentrated in facilities in the United States, Europe, Mexico and the Far East, respectively. It is considered at least reasonably possible that the use of a facility located outside of the Company's home country could be disrupted in the near term. Due to the specialized nature of certain assets located at these facilities, it would not be possible to find replacement capacity quickly. Accordingly, the loss of any of these facilities would have a materially adverse impact on the Company.

4.     Restructuring and Other Charges

Company:

        The following table summarizes the Company's reserves established for restructuring and other charges (in millions):

	Severance	Exit Costs	Total
Assumed liabilities in Transaction	$4.3	$—	$4.3
New liabilities of Company as of date of Transaction	4.0	—	4.0
Restructuring and other charges	4.9	0.2	5.1
Cash payments	(4.6)	—	(4.6)

Balance at December 31, 2002	$8.6	$.2	$8.8
Restructuring and other charges	4.7	—	4.7
Cash payments	(10.8)	(0.2)	(11.0)

Balance at December 31, 2003	$2.5	—	$2.5
Restructuring and other charges	14.1	0.8	14.9
Non-cash charges and reclassifications	(0.2)	—	(0.2)
Cash payments	(11.8)	(0.8)	(12.6)

Balance at December 31, 2004	$4.6	—	$4.6

        The Company recorded restructuring charges of $14.9 million in 2004. These charges were recorded in the non-segment Corporate category and primarily represented charges for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, primarily in the International Region, certain operations in Global Manufacturing and certain non-segment Corporate operations (see Note 15 for more information on the Company's business segments). These reductions were intended to further reduce the Company's cost of manufacturing and its overhead costs. The cash payments under these programs, some of which are paid as a stream of payments, are expected to be substantially completed by the end of 2005. The charges in 2004 also included $0.8 million of exit costs primarily related to the liquidation of certain non-U.S. marketing subsidiaries which were paid in 2004.

        In 2003, as part of the Company's plan to reduce costs and streamline operations, it recorded restructuring and other charges of approximately $4.7 million. These charges were allocated to the non-segment Corporate category and represented a charge for involuntary severance programs intended to downsize and consolidate certain sales and marketing operations, non-U.S. operations in Global Manufacturing and certain non-segment Corporate operations. These reductions were the result of management's continuing assessment of the Company's operations and are intended to further streamline operations and improve profitability by consolidating marketing and manufacturing facilities. The strategic objective of these reductions was to reduce the cost of selling and manufacturing the Company's products; to improve business processes; to improve financial performance; and to improve the Company's global business operations. The cash payments under these programs, some of which were paid as a stream of payments, were substantially completed by the end of the second quarter of 2004.

        Approximately $2.2 million and $0.7 million of the severance charges in 2004 and 2003, respectively, represented pension enhancement costs under a non-U.S. pension plan. In 2004, approximately $2.7 million of cash payments were made to the local pension trust related to the pension enhancement costs previously recorded.

        In connection with the Transaction, the Company recorded a liability for compensation and benefits of approximately $8.3 million, which included approximately $4.3 million for severance payments under assumed liabilities of Primary and its foreign subsidiaries. This liability also included approximately $4.0 million for severance payments to approximately 350 employees terminated under several non-U.S. severance programs, primarily in Global Manufacturing, as part of the Company's plan to downsize or exit certain activities that were begun as of the date of the Transaction (see Note 1). These programs were completed within a twelve-month period following the date of the Transaction. As of December 31, 2002, approximately $4.6 million of cash payments had been made against this liability with the remaining payments substantially completed by the end of the third quarter of 2003.

        In December 2002, as part of its continuing plan to reduce costs and streamline operations, the Company recorded a restructuring and other charge of $5.1 million. This charge was allocated to the non-segment Corporate category and consisted of a charge of approximately $4.9 million for involuntary severance programs intended to downsize and consolidate certain sales and marketing and non-U.S. operations in Global Manufacturing. These reductions were the result of management's assessment of the Company's operations and were intended to streamline operations and to improve profitability by consolidating marketing and manufacturing facilities. The strategic objective of these reductions was to reduce the cost of selling and manufacturing the Company's products; to improve business processes; to improve financial performance; and to improve the Company's global business operations. In addition, the restructuring and other charge(s) in December 2002 included a charge of approximately $0.2 million primarily for exit costs related to marketing subsidiaries that were closed.

        The restructuring charges recognized in December 2002 related to approximately 120 employees (approximately 35% from the International Region and approximately 65% from Global Manufacturing) who were expected to leave the Company over the twelve months following December 2002. No cash payments were made as of December 31, 2002 related to the charges recognized in December 2002. The cash payments under these programs were substantially completed by the end of 2003.

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

5.     Financial Instruments

        The Company generates and the Predecessor generated a substantial portion of their revenues in international markets, which subjects the Company's and subjected the Predecessor's operations and cash flows to currency exchange rate fluctuations. The ability to counteract currency exchange rate movement of the Company is and of the Predecessor was primarily dependent on pricing and sourcing of products and services in local markets. The Company has and the Predecessor had limited flexibility to increase prices in local currency to offset the adverse impact of foreign exchange rate fluctuations. The Company did not purchase any derivative instruments in 2004, 2003 or in the period from

Inception (see Note 1) to December 31, 2002. The Predecessor did not purchase any derivative instruments in the period from January 1 to July 31, 2002.

Fair Value:

        The carrying amounts of cash, cash equivalents, trade accounts receivables, short-term debt and trade accounts payable of the Company approximate and of the Predecessor approximated fair value because of the short maturity of these financial instruments. The Company's other assets include investments in financial assets, which were recorded at fair value as of the date of the Transaction.

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

6.     Income Taxes

        An analysis of income tax expense/(benefit) follows (in millions):

Company:

	Current	Deferred	Total
Year ended December 31, 2004:
Federal	$(18.3)	$1.4	$(16.9)
State	0.3	—	0.3
Foreign	(20.9)	3.2	(17.7)

Total	$(38.9)	$4.6	$(34.3)

Year ended December 31, 2003:
Federal	$8.0	$7.3	$15.3
State	0.9	—	0.9
Foreign	4.7	2.0	6.7

Total	$13.6	$9.3	$22.9

Period from Inception (see Note 1) to December 31, 2002:
Federal	$10.4	$(10.0)	$0.4
State	0.7	—	0.7
Foreign	(0.4)	6.2	5.8

Total	$10.7	$(3.8)	$6.9

Predecessor:

	Current	Deferred	Total
Period from January 1 to July 31, 2002:
Federal	$—	$—	$—
State	(0.6)	—	(0.6)
Foreign	2.1	11.4	13.5

Total	$1.5	$11.4	$12.9

        Deferred tax assets and deferred tax liabilities result from future tax benefits and expenses related to the difference between the tax basis of assets and liabilities and the amounts reported in the financial statements. The netting of deferred tax assets, deferred tax liabilities, and valuation allowances reflected on the consolidated balance sheet of the Company resulted in a net deferred tax liability of $1.6 million and a net deferred tax asset of $3.1 million at December 31, 2004 and 2003, respectively. All domestic tax assets and tax liabilities of the Predecessor as of the date of the Transaction remained with the Predecessor. The significant components of the amounts shown on the Company's consolidated balance sheet as of December 31, 2004 and 2003 are as follows (in millions):

	Company
	2004	2003
Deferred tax assets:
Property, plant and equipment and trademarks	$20.0	$18.0
Inventory	7.6	10.1
Compensation and benefits	5.0	3.9
Loss and credit carryforwards	55.3	30.8
All other	2.5	3.0

	90.4	65.8
Valuation allowance	(81.9)	(49.5)

Total deferred tax assets	8.5	16.3
Deferred tax liabilities:
Property, plant and equipment and trademarks	7.0	9.7
Compensation and benefits	0.7	2.7
All other	2.4	0.8

Total deferred tax liability	10.1	13.2

Net deferred tax asset/(liability)	$(1.6)	$3.1

        As of December 31, 2004, the Company's net deferred tax liability of $1.6 million included approximately $7.0 million of deferred taxes in other current assets and approximately $6.7 million of non-current deferred tax assets. These amounts were offset by approximately $0.9 million of current deferred tax liabilities and $14.4 million of deferred tax liabilities in other non-current liabilities.

        As of December 31, 2003, the Company's net deferred tax asset of $3.1 million included approximately $14.4 million of deferred taxes in other current assets and approximately $1.9 million of non-current deferred tax assets. These amounts were offset by approximately $13.2 million of deferred tax liabilities in other non-current liabilities.

        The Company had a valuation allowance of approximately $49.5 million at December 31, 2003 primarily associated with foreign deferred tax assets, inclucing foreign loss carryforwards. In 2004, the Company increased its valuation allowance by approximately $32.4 million for the deferred taxes primarily associated with its foreign deferred tax assets, including foreign loss carryforwards, and domestic credit carryforwards. The valuation allowances were recorded because the Company determined that it was considered more likely than not that the majority of these deferred tax assets would not be realized over a reasonable period of time.

        As of December 31, 2004, the Company had U.S. Federal alternative minimum tax carryovers of approximately $3.6 million that do not expire, research credit carryovers of approximately $4.4 million that expire in 2023 and 2024, and a foreign tax credit carryover of approximately $0.8 million that expires in 2014. As of December 31, 2004, the Company also had loss carryforwards in international jurisdictions totaling approximately $140.3 million of which approximately $79.8 million does not expire and approximately $60.5 million expires in various years beginning in 2009 through 2019.

        The domestic and foreign components of the Company's and the Predecessor's earnings/ (loss) before extraordinary gain and income tax expense follows (in millions):

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Domestic	$63.4	$45.9	$(1.8)	$(490.9)
Foreign	(35.8)	45.7	23.9	(328.4)

Total	$27.6	$91.6	$22.1	$(819.3)

        A reconciliation of differences between income tax expense/(benefit) computed at the statutory U.S. federal income tax rate (35% for 2004, 2003 and 2002) and the reported income tax expense follows (in millions):

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Income tax expense/(benefit) at U.S. statutory rate	$9.7	$32.1	$7.7	$(206.2)
State taxes	0.2	0.6	0.4	(0.4)
Nondeductible expenses/(nontaxable income)	(5.3)	(5.2)	0.1	0.2
Foreign tax credit carryback	(14.0)	—	—	—
Tax benefit not expected to be realized	—	—	—	205.8
Tax (benefit)/ expense resulting from foreign activities	(23.4)	(7.7)	(1.1)	13.5
Other	(1.5)	3.1	(0.2)	—

Reported income tax expense/(benefit)	$(34.3)	$22.9	$6.9	$12.9

        The Company recorded an income tax receivable of approximately $15.3 million primarily related to a foreign tax credit carryback in 2004, which is classified in prepaid and other current assets as of December 31, 2004.

        In the fourth quarter of 2004, the Company recorded a reduction in its tax reserves related to the resolution of certain foreign tax issues. As a result, the Company reduced its income tax reserves by approximately $18.0 million in the fourth quarter of 2004.

        The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $332.8 million of undistributed earnings from non-U.S. operations as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed to the Company or one of its U.S. subsidiaries, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The Company has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act. The status of the Company's evaluation of these provisions is described in the following section.

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of the Company's foreign earnings that qualify for the temporary deduction is approximately $332.8 million. For the Company, the one-year period during which the qualifying distributions can be made is the calendar year 2005.

        The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is zero to $45 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it may repatriate. If such regulatory guidance or technical corrections are favorable, the Company may repatriate up to $45 million. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of calendar year 2005.

        The Company is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for the calendar year 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. If the Company were to repatriate up to $45 million for the temporary deduction, the Company estimates it would accrue additional tax expense in the calendar year 2005 in a range of approximately zero to approximately $0.3 million.

7.     Inventories

        The classification of the Company's inventories at December 31, 2004 and 2003 follows (in millions):

	Company
	2004	2003
Raw materials	$26.3	$27.2
Work-in-process	77.2	83.2
Finished goods	33.9	36.5

Total	$137.4	$146.9

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

        The Credit Agreement provides for: a three year $80.0 million revolving credit line, of which $50.0 million is available to be borrowed by the Company's U.S. operations and $30.0 million is available to be borrowed by the Company's non-U.S. subsidiaries that are designated as borrowers under the Credit Agreement. Under the revolving credit line in the Credit Agreement, the Company's borrowing availability is tied to a percentage of eligible domestic and foreign inventory and accounts receivable. Approximately $27 million was available to the Company under the revolving line of credit at December 31, 2004. The Credit Agreement also includes provisions for letters of credit in lieu of borrowings under the revolving credit line. In addition the Credit Agreement contains provisions for borrowings between Company subsidiaries that are designated as borrowers or guarantors. The Credit Agreement originally provided for a $20 million term loan. The Company had $17.5 million classified as short-term debt as of December 31, 2002, which represented the outstanding borrowings under the term loan provision of the Credit Agreement. In 2003, the Company repaid the term loan portion of the Credit Agreement and the term loan is not available for future borrowings. As of December 31, 2004, there were no borrowings under the revolving credit line of the Credit Agreement.

        The Credit Agreement also contains provisions for the mandatory prepayment of the loans upon the occurrence of certain defined events and with the net cash proceeds from certain asset sales, including those classified as assets held for sale (see Note 3) and from the excess cash flow of the Company, which is required to be computed annually.

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

        Interest expense for 2003 included approximately $0.3 million of interest on the term loan borrowings. Interest expense for the period from Inception (see Note 1) to December 31, 2002, included approximately $0.6 million of interest on the term loan borrowings. The weighted average interest rate for 2003 and the period from Inception (see Note 1) to December 31, 2002 on the term loan borrowings was approximately 6.5% and approximately 7.1%, respectively. Interest expense for 2004, 2003 and the period from Inception (see Note 1) to December 31, 2002 included approximately $1.6 million, $1.8 million and approximately $0.8 million, respectively, from the amortization of fees paid in connection with the Transaction (see Note 1) and other fees primarily related to borrowings or maintenance fees under the Credit Agreement.

        Under the revolving credit line, the Company's borrowing availability is reported monthly and is tied to a percentage of eligible domestic and foreign inventories and accounts receivable. Monthly reporting will continue as long as the Company maintains $25.0 million in excess availability, which is defined to include a significant portion of the Company's cash and cash equivalents. If the excess availability falls below this threshold, weekly reporting will be required. The formula for computing the Company's borrowing availability also includes limitations based on a percentage of the value of eligible assets and is subject to certain additional reserves imposed by the agents for the lenders under the Credit Agreement. Approximately $27 million was available to the Company under the revolving line of credit at December 31, 2004.

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

        In addition, the Credit Agreement prohibits: a change in control without the consent of the lenders; fundamental changes; and changes in the nature of the Company's business. Notwithstanding these covenants and restrictions the Credit Agreement was amended in 2003 to provide a $100.0 million discretionary basket for items otherwise restricted such as asset acquisitions and investments as long as certain of the Company's financial covenants are satisfied.

        In November 2003, the Company paid approximately $9.7 million of Preferred Stock dividends and redeemed 50% of the outstanding shares of its Preferred Stock for approximately $44.6 million (see Note 10.) As a result, approximately $45.7 million remained from the $100.0 million discretionary basket at December 31, 2003. In April 2004, the Company paid a further dividend of $1.3 million on its Preferred Stock (representing all accrued and unpaid dividends on its Preferred Stock as of that date) and redeemed 50% of the then outstanding Preferred Stock for $22.3 million (see Note 10). In 2004, the Company also used approximately $13.1 million of the discretionary basket for additional instant digital printing research and development spending. As a result, approximately $9.0 million remained from the $100.0 million discretionary basket at December 31, 2004. The Company was in compliance with all of its requirements under the Credit Agreement as of December 31, 2004, 2003 and 2002.

        In the third quarter of 2004, the Company entered into an amendment to the Credit Agreement. The amendment provides for a reduction in the minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant levels (calculated as of the end of each fiscal quarter on a rolling four quarter basis) for the third and fourth fiscal quarters of 2004 and the first fiscal quarter of 2005 to $38.0 million, $12.5 million and $2.5 million, respectively. The EBITDA covenant level for the second fiscal quarter 2005, which is the final period tested, was unchanged by this amendment and remained at $53.0 million. In addition, the amendment removed the ability of the Company to redeem shares of its outstanding Preferred Stock and to pay dividends or make other distributions to any of its shareholders without approval of the lenders under the Credit Agreement. In connection with this amendment, the Company paid the lenders under the Credit Agreement a fee of $0.2 million.

        In the fourth quarter of 2004, the Company entered into an additional amendment to the Credit Agreement. The amendment provides, among other things, that the Company may redeem its Series A Preferred Stock (see Note 10) and pay a dividend on the Series A Preferred Stock. Subsequently, in

December 2004, the Company paid a dividend of approximately $1.3 million and redeemed the remaining outstanding Series A Preferred Stock for approximately $22.3 million. The amendment limits the Company's net use of cash through the expiration of the Credit Agreement in July 2005 to $85.0 million. In addition, the amendment permits the Company to invest in various money funds administered by the Company's lenders and utilize certain overdraft arrangements with the lenders under the Credit Agreement.

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

9.     Payables and Accruals

        The following items are included in the Company's payables and accruals at December 31, 2004 and 2003 (in millions):

	Company
	2004	2003
Trade accounts payable	$32.6	$44.0
Accrual for marketing programs	21.8	40.5
Other accrued expenses and current liabilities	36.5	53.0

Total	$90.9	$137.5

10.   Preferred Stock

        As of December 31, 2004, Holding had authorized 2,000,000 shares of Preferred Stock with a par value of $0.001 per share, of which 900,000 shares were designated as Series A 8% Cumulative Compounding Preferred Stock (the "Preferred Stock"). As of December 31, 2004, no shares of the Company's Preferred Stock were outstanding.

        As of December 31, 2003, Holding had issued and outstanding 446,150 shares of Preferred Stock. In 2003, the Company paid from its retained earnings approximately $9.7 million of cash dividends in arrears on the Preferred Stock and redeemed 446,150 shares of this Preferred Stock for approximately $44.6 million. As of December 31, 2003, approximately $0.3 million, or approximately $0.01 per diluted common share, of dividends on the Preferred Stock had accumulated in arrears and were undeclared and unpaid.

        In 2004, the Company paid from its retained earnings approximately $2.6 million of cash dividends in arrears on the Preferred Stock and redeemed the outstanding shares of its Preferred Stock for approximately $44.6 million.

11.   Common Stockholders' Equity

        As of December 31, 2004, Holding had authorized 50,000,000 shares of Common Stock with a par value of $0.001 per share, of which 34,956,069 shares were issued and outstanding. In connection with the Transaction (see Note 1) 20,000,000 shares of Holding's Common Stock were issued to OEP in exchange for a cash payment of $2.0 million and 10,769,230 shares of Common Stock were issued to Primary, which were valued at a total of $1.1 million. The excess of approximately $3.1 million of the cash payments and valuation over the par value of the Common Stock as of July 31, 2002 was recorded in additional paid in capital.

        In 2003, Holding sold 4,067,180 shares of restricted Common Stock to directors and certain key employees (see Note 12.) In 2004, Holding sold a total of 843,900 shares of restricted Common Stock to directors and certain key employees and then repurchased 170,901 of those shares (see Note 12.) Also, in 2004, Holding exercised its right under the Amended and Restated Securities Holders Agreement to repurchase 553,340 non-vested restricted shares of Common Stock from employees who left the Company at a purchase price of $0.04 per share.

12.   Incentive Compensation and Stock Incentive Plans

Company:

        The Company has annual incentive compensation programs covering substantially all domestic employees, employees of its manufacturing subsidiary in the United Kingdom and certain key employees of its non-U.S. subsidiaries. Payments under these programs are based on a comparison of the performance of the Company and local operating units against established financial and operational goals. The amount charged to operations in 2003 and the period from Inception (see Note 1) to December 31, 2002 for these incentive programs was approximately $21.0 million and approximately $8.0 million, respectively. Cash payments of approximately $20.3 million and approximately $7.3 million under the 2003 and 2002 programs were made in 2004 and 2003, respectively. Approximately $0.7 million of the amounts recorded for both the 2003 and 2002 programs were not awarded to participants and were recognized as reductions to incentive compensation costs in 2004 and 2003, respectively.

        In 2004, the Company did not achieve its incentive compensation program performance goals but the Board of Directors in its discretion awarded $4.0 million of incentive compensation to employees. The cash payments under the 2004 award of incentive compensation are expected to be made in the first and second quarters of 2005.

        In 2003, Holding sold 4,067,180 restricted shares of its Common Stock for a nominal amount to certain executives, officers and directors of the Company pursuant to Holding's Restricted Stock Purchase Program. These sales were exempt from registration under the Securities Act pursuant to Section 4(2) and pursuant to Rule 701 promulgated under the Securities Act. These shares contain certain rights and restrictions with respect to voting rights, transfers, sales and other matters. The estimated fair value of these shares in excess of the proceeds received of $0.4 million was recorded by the Company as deferred compensation in common stockholders' equity in 2003 and will be recognized in general and administrative expense on a straight line basis over the four year vesting period for these shares. In both 2004 and 2003, approximately $0.1 million of incentive compensation cost was recognized in net earnings under this program.

        In 2004, Holding sold 843,900 restricted shares of its Common Stock for a nominal amount to certain executives and a director of the Company. These sales were exempt from registration under the Securities Act, pursuant to Section 4(2) thereof or pursuant to Rule 701 promulgated thereunder. These shares are subject to the same terms as described above for the restricted shares of Common Stock granted in 2003. The intrinsic value, based on the estimated fair value, of these restricted shares at the time of sale of $4.7 million was recorded by the Company as deferred compensation in common stockholders' equity and is being recognized in general and administrative expense on a straight line basis over the four year vesting period for these shares.

        Concurrent with the sale of the restricted shares of Common Stock in 2004, Holding purchased 170,901 shares of the newly issued restricted shares of Common Stock for approximately $0.9 million. Holding did not pay the purchase price directly to the sellers but instead used the purchase price of these shares to pay on such sellers' behalf a portion of each such seller's income tax liability related to the original purchase of restricted shares of Common Stock. In addition, the Company awarded a bonus of $1.1 million in 2004 to the purchasers of the shares of restricted Common Stock that was used to pay most of the purchasers' remaining income tax liability associated with the original purchase of restricted stock. The bonus was recorded in general and administrative expenses in 2004. The deferred compensation of approximately $0.9 million related to the shares repurchased was recognized as a non-cash expense in general and administrative expenses in 2004. The Company also recognized a non-cash expense in general and administrative expenses of approximately $1.6 million in 2004 based on a straight line amortization of the deferred compensation related to the grant of restricted shares of Common Stock in 2004.

        The Company has the right to purchase the non-vested restricted shares of Common Stock held by executives or directors who leave the Company or the Board of Directors, respectively, for a nominal amount. Any repurchased shares are recorded as treasury stock and are available to be reissued. As of December 31, 2004, the Company has repurchased a total of 553,340 shares of non-vested restricted shares of Common Stock from executives who left the Company.

        In 2004, Holding adopted the 2004 Stock Option Plan under which directors, executives and certain employees may be granted options to purchase restricted shares of Holding's Common Stock (the "2004 Stock Option Plan"). Any shares of Common Stock issued upon exercise of options will be subject to restrictions, including restrictions on voting rights, transfers, sales and other matters, and will be subject to repurchase by the Company under certain circumstances.

        In 2004, Holding granted a total of 770,151 options to certain executives and a director pursuant to the 2004 Stock Option Plan. The options issued in 2004 have a term of ten years and 25% of the options vest one year after the date specified in the grant letters for the award (which in some cases is prior to the grant date) and an additional 12.5% vest every six months thereafter over the following three year period.

        As of December 31, 2004, the Company has recorded any intrinsic value related to its stock-based compensation grants as deferred compensation in common stockholders' equity. This deferred compensation is being amortized to general and administrative expenses over the respective vesting periods of these grants. In 2004, the Company recognized a non-cash expense in general and administrative expenses of approximately $0.4 million related to the amortization of the intrinsic value related to the stock options granted in 2004. As of December 31, 2004, 915,735 options were authorized under the 2004 Stock Option Plan, 752,921 options had been granted and remained outstanding under the 2004 Stock Option Plan, and 162,814 options were available for future grant under the 2004 Stock Option Plan.

        A summary of the Company's fixed stock option awards as of January 1, 2004 and the changes for the period from January 1 to December 31, 2004 is presented below:

	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
Outstanding at January 1, 2004	—	—
Granted	770	$7.29
Exercised	—	—
Forfeited	(17)	$5.59

Outstanding at December 31, 2004	753	$7.33

        Stock options outstanding as of December 31, 2004:

Range of Exercise Prices	Number of Stock Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
	(in thousands)	(years)
$5.59	559	9.1	$5.59
$9.69 to $10.02	35	9.9	$9.86
$12.92	159	9.6	$12.92

$5.59 to $12.92	753	9.3	$7.33

        Stock options exercisable as of December 31, 2004:

Exercise Price	Number of Stock Options	Weighted-Average Exercise Price
	(in thousands)
$5.59	16	$5.59

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

13.   Benefit Plans

Company:

        The Company has adopted a defined contribution plan pursuant to the provisions of the Internal Revenue Code ("Code") for the benefit of substantially all of its U.S. employees. This plan contains provisions for: rollovers from other qualified retirement plans; pre-tax employee contributions pursuant to Section 401(k) of the Code; a Company match of up to 3% of eligible employee cash contributions pursuant to Section 401(k) of the Code beginning in 2003; after-tax employee contributions; and discretionary Company cash contributions. In December 2002, the Company made a discretionary cash contribution to this plan of approximately $0.8 million, which represented 3% of the employees' base pay for the period from October to December 2002. In 2004 and 2003, the Company made cash contributions to this plan of approximately $3.0 million and approximately $2.8 million, respectively, which represented the Company's match of up to 3% of eligible employee cash contributions. The Company did not assume the domestic pension plan of the Predecessor in the Transaction. The Company does not have a defined benefit pension plan for its U.S. employees.

        Employees of the Company's manufacturing subsidiaries in the United Kingdom and The Netherlands and certain non-U.S. marketing subsidiaries are covered by trusteed, defined benefit pension plans. The Company uses a measurement date of December 31 for its defined benefit pension plans. Employees of most of the Company's other non-U.S. subsidiaries are covered by insured or government pension plans. Related obligations and assets of these other plans are not material and therefore are not included in the information below.

        In 2004, the Company recorded a charge of approximately $1.0 million in other income and expense related to defined benefit pension plans of certain non-U.S. marketing subsidiaries in accordance with SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"). The amount of this charge related to periods prior to 2004 was determined not to be material. The Company has reflected the assets and obligations of these defined benefit pension plans in the reconciliation of pension plan assets and obligations below.

Predecessor:

        The Predecessor maintained a qualified noncontributory trusteed pension plan covering substantially all domestic employees. In general, the Predecessor's policy was to fund its U.S. pension trust to the extent such contributions would be deductible under the funding standards established under the Internal Revenue Code. Plan assets consisted primarily of high quality corporate and U.S. government bonds, asset backed securities, publicly traded stocks and investments in private equity, real estate and global asset funds. The Predecessor's U.S. pension plans were not assumed by the Company in the Transaction. The Predecessor's U.S. pension plan was assumed by the PBGC effective as of July 31, 2002 (see Note 2).

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

        Components of the Company's and the Predecessor's net periodic pension cost are as follows (in millions):

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Service cost	$4.9	$5.9	$2.4	$8.4
Interest cost	16.2	14.8	5.4	41.2
Expected return on assets	(19.1)	(17.1)	(7.0)	(53.8)
Amortization of:
Unrecognized transition asset	—	—	—	(0.6)
Unrecognized prior service cost	(0.2)	—	—	1.4
Unrecognized gain	—	—	—	(0.9)

Net periodic pension cost	1.8	3.6	0.8	(4.3)
Curtailment cost	—	—	—	12.1
Settlement loss	—	—	—	11.1
Special Termination Benefits	2.2	0.7	—	—

Net pension cost	$4.0	$4.3	$0.8	$18.9

        The following table sets forth the plans' reconciliation of projected benefit obligations, plan assets and funded status to the amounts recognized in the consolidated balance sheet for the Company for the years ended December 1, 2004 and 2003 (in millions):

	Year ended December 31, 2004	Year ended December 31, 2003
Projected benefit obligation at beginning of period	$299.3	$253.4
Service cost	4.9	5.9
Interest cost	16.2	14.8
Plan participants' contributions	1.7	1.3
Special termination benefits	2.2	0.7
Actuarial (gain)/loss	31.6	(7.6)
Addition of plans	13.3	—
Plan amendment	(4.3)	—
Benefits paid	(10.6)	(8.8)
Foreign currency exchange rate change	30.3	39.6

Projected benefit obligation at end of period	$384.6	$299.3

Fair value of plan assets at beginning of period	$262.6	$213.7
Actual return on plan assets	22.5	16.5
Employer contributions	8.8	3.7
Plan participants' contributions	1.7	1.3
Benefits paid	(10.6)	(8.8)
Addition of plans	3.0	—
Foreign currency exchange rate change	25.9	36.2

Fair value of plan assets at end of period	$313.9	$262.6

Plan assets below projected benefit obligation	$(70.7)	$(36.7)
Unrecognized prior service cost	(4.6)	—
Unrecognized net loss	48.4	17.4

Net accrued liability recognized at end of period	$(26.9)	$(19.3)

        Amounts recognized in the Company's consolidated balance sheet at December 31, 2004 and 2003 were as follows (in millions):

	2004	2003
Accrued benefit liability	$(61.6)	$(33.6)
Prepaid benefit cost	17.2	14.3
Accumulated other comprehensive income	17.5	—

Net accrued liability recognized at end of year	$(26.9)	$(19.3)

        The accumulated benefit obligation for the Company's non-U.S. pension plans as of December 31, 2004 and 2003 were as follows (in millions):

	2004	2003
Accumulated Benefit Obligation	$370.2	$288.3

        The projected benefit obligation and fair value of plan assets for the Company's non-U.S. pension plans with projected benefit obligations in excess of plan assets as of December 31, 2004 and 2003 were as follows (in millions):

	2004	2003
Fair value of plan assets	$124.2	$102.1
Projected benefit obligation	$196.7	$140.7

        The accumulated benefit obligation and fair value of plan assets for the Company's non-U.S. pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003 were as follows (in millions):

	2004	2003
Fair value of plan assets	$124.2	$102.1
Accumulated benefit obligation	$184.7	$132.4

        As of December 31, 2004, the Company had approximately $9.4 million of insurance investments that were purchased to offset a portion of the obligations of the defined benefit pension plan of one of the Company's non-U.S. marketing subsidiaries. Since the Company could use these investments for other purposes, they may not be included as plan assets in the information on the assets of the Company's defined benefit pension plan under SFAS 87. These assets are included in other non-current assets and are considered by the Company to be available to fund the liabilities of this pension plan.

        In the period from Inception (see Note 1) to December 31, 2002, the Company recorded a charge of $0.8 million in accumulated other comprehensive income in stockholders' equity related to a non-U.S. pension plan with accumulated benefit obligations in excess of the fair value of plan assets. There was no tax effect associated with this charge since realization was not considered to be more likely than not. In December 2003, the Company determined this amount was no longer required and removed it from accumulated other comprehensive income. In 2004, the Company recorded a charge of $17.5 million in accumulated other comprehensive income in stockholders' equity related to a non-U.S. pension plan with accumulated benefit obligations in excess of the fair value of plan assets. There was no tax effect associated with this charge since realization was not considered to be more likely than not.

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

        The weighted average assumptions used by the Company for its defined benefit pension plans which have a significant effect on the amounts reported for pension expense were as follows:

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Weighted average discount rate	5.5%	5.6%	5.9%	6.7%
Weighted average rate of increase in compensation levels	3.6%	3.6%	3.6%	3.7%
Weighted average expected long-term rate of return on assets	7.1%	7.4%	8.2%	8.4%

        The assumptions used by the Company which have a significant effect on the amounts reported for the Company's pension obligations as of December 31, 2004 and 2003 were as follows:

	Company
	2004	2003
Weighted average discount rate	5.0%	5.5%
Weighted average rate of increase in compensation levels	3.4%	3.6%

        The Company's weighted-average target and asset allocations for the Company's defined benefit pension plans as of December 31, 2004 and 2003 were as follows:

		Actual Allocation
Plan Asset Category	Target Allocation 2004
		2004	2003
Equities securities	41%	41%	40%
Debt securities	59%	59%	60%

Total	100%	100%	100%

        Most of the Company's non-U.S. defined benefit pension plans are governed by local boards of trustees that include members elected by employees and retirees along with representatives appointed by the Company. The trustees have adopted investment policies for the pension plan assets designed to meet the expected rate of return on plan assets assumption with an investment mix and risk profile consistent with the obligations of the plan. To achieve this goal, the pension plans retain professional investment managers who invest plan assets in equity and fixed income securities.

        Within the equity securities asset class, the investment policies provide for investments in a broad range of publicly traded securities and indexed funds designed to match the performance of the domestic and international equity markets. Within the fixed income securities asset class, the investment policies provide for investments in government and corporate debt securities with a high quality credit ratings and in indexed funds designed to match the performance of long-dated and index-linked issues. Periodic studies are undertaken to determine the asset mix that will meet pension obligations at a reasonable cost and risk and that are consistent with the fiduciary requirements of local pension regulations.

        The approach used to determine the expected rate of return on plan assets for the Company's defined benefit pension plans was to generally apply an asset allocation policy to the expected real returns for the plans' equity and fixed income investments. On periodic basis, the trustees review the historical returns for the plans and consult with their investment managers to determine the expected long-term rates of return. The expected real rates of return are then weighted based on the specific asset allocation mix and adjusted for inflation. The horizon for this exercise is generally 5-10 years. This approach resulted in a weighted average expected rate of return on plan assets assumption of approximately 7.1% for 2004.

        The Company expects to contribute approximately $12 million to its defined benefit pension plans in 2005. In general, the Company's policy is to fund these pension plans through agreement with local pension plan trustee boards in accordance with local statutory funding regulations and taking into consideration local labor agreements, practices and economic conditions. The Company's policy is to contribute sufficient cash to its defined benefit pension plans in order to meet at least the minimum contribution requirements, as established by local funding, government and taxing authorities.

        The Company estimates that the future benefits payable for its defined benefit pension plans are as follows at December 31, 2004:

2005	$11.3
2006	11.6
2007	12.0
2008	13.4
2009	14.2
2010 to 2014	77.8

        As a result of the Filing, the Predecessor was required to offer COBRA medical coverage to its U.S. retirees and their spouses who were under age 65 on the filing date. As part of the Transaction (see Note 1), the remaining amount of this liability of the Predecessor on July 31, 2002 of approximately $3.8 million for COBRA medical coverage to retirees and their spouses was assumed by the Company. In 2004, 2003 and the period from Inception (see Note 1) to December 31, 2002, the Company made cash payments of approximately $0.9 million, approximately $0.9 million, and approximately $0.4 million, respectively, against this liability.

        In July 2002, the Predecessor recognized a non-cash curtailment credit of $12.1 million related to certain postemployment medical benefits provided primarily to individuals who terminated from the Predecessor on July 31, 2002.

14.   Rental Expense and Lease Commitments

        The Company's minimum annual rental commitments at December 31, 2004, under noncancelable leases, principally for real estate, are payable as follows (in millions):

2005	$9.2
2006	8.6
2007	8.7
2008	5.1
2009	4.0
2010 and thereafter	10.2

Total minimum lease payments	$45.8

        Minimum payments have not been reduced by minimum sublease rentals of $5.8 million due in the future under noncancelable subleases. Many of the leases contain renewal options and some contain escalation clauses that require payments of additional rent to the extent of increases in the related operating costs.

        Rental and lease expenses consisted of the following (in millions):

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Minimum rentals	$16.2	$16.9	$11.6	$15.8

        Sublease income for the Company amounted to approximately $0.8 million for 2004, $0.5 million for 2003 and approximately $0.8 million for the period from Inception (see Note 1) to December 31, 2002. Sublease income for the Predecessor amounted to approximately $2.6 million for the period from January 1 to July 31, 2002.

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

        The following is a summary of information related to the Company's business segments for the years ended December 31, 2004 and 2003 and the period from Inception (see Note 1) to December 31, 2002 and the Predecessor's business segments for the period from January 1 to July 31, 2002 (in millions):

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Net sales to customers:
Americas Region	$345.5	$422.7	$203.0	$250.9
International Region	229.0	250.2	134.8	154.8
Global Manufacturing	—	—	—	—
R&D	—	—	—	—
All Other	81.7	79.8	26.1	37.9

Subtotal Segments	656.2	752.7	363.9	443.6
Corporate	—	—	—	—

Total	$656.2	$752.7	$363.9	$443.6

Profit/(loss) from operations:
Americas Region	$122.6	$152.4	$69.3	$67.9
International Region	65.2	62.5	25.5	16.2
Global Manufacturing	(44.1)	(16.4)	(26.5)	(45.6)
R&D	(43.0)	(37.8)	(13.2)	(21.4)
All Other	22.9	18.8	4.8	4.6

Subtotal Segments	123.6	179.5	59.9	21.7
Corporate (1)	(92.6)	(88.2)	(35.3)	(65.2)

Total	$31.0	$91.3	$24.6	$(43.5)

(1)
Profit/(loss) from operations for the Company's non-segment Corporate category includes worldwide restructuring and other charges of approximately $14.9 million in 2004, $4.7 million in 2003 and approximately $5.1 million in the period from Inception (see Note 1) to December 31, 2002. Profit/(loss) from operations for the Predecessor's Corporate category includes worldwide restructuring and other charges of approximately $12.6 million in the period from January 1 to July 31, 2002.

	Company
	At December 31, 2004	At December 31, 2003
Assets:
Americas Region	$29.4	$28.7
International Region	26.6	39.9
Global Manufacturing	172.6	168.4
R&D	0.3	0.2
All Other	14.5	10.0

Subtotal Segments	243.4	247.2
Corporate	230.4	272.8

Total	$473.8	$520.0

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (see Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Depreciation and amortization
Americas Region	$—	$—	$—	$1.3
International Region	0.1	—	—	6.0
Global Manufacturing	3.1	1.6	0.1	33.6
R&D	0.1	—	—	3.0
All Other	0.3	—	—	—

Subtotal Segments	3.6	1.6	0.1	43.9
Corporate	1.0	0.6	—	10.8

Total	$4.6	$2.2	$0.1	$54.7

Expenditures for long-lived assets:
Americas Region	$—	$0.3	$—	$—
International Region	0.1	0.3	0.3	0.6
Global Manufacturing	16.3	14.1	5.4	6.2
R&D	0.3	0.2	—	—
All Other	0.7	0.2	—	0.1

Subtotal Segments	17.4	15.1	5.7	6.9
Corporate	11.5	7.5	4.7	2.2

Total	$28.9	$22.6	$10.4	$9.1

	Company			Predecessor
	Year ended December 31, 2004	Year ended December 31, 2003	Period from Inception (See Note 1) to December 31, 2002	Period from January 1 to July 31, 2002
Geographic Information:
Net sales to customers (1)
United States	$345.1	$417.2	$192.5	$232.8
Foreign countries	311.1	335.5	171.4	210.8

Total	$656.2	$752.7	$363.9	$443.6

(1)
Net sales are attributable to countries based generally on the location of the customer.

	Company
	At December 31, 2004	At December 31, 2003
Long-lived assets:
United States	$50.0	$27.4
Foreign countries	5.7	3.3

Total	$55.7	$30.7

        The Company's principal products (see Note 2) represented approximately 83%, 87% and 90% of its net sales in 2004, 2003 and the period from Inception (see Note 1) to December 31, 2002, respectively. The Predecessor's principal products (see Note 2) represented approximately 91% of its net sales in the period from January 1 to July 31, 2002. Sales of instant cameras and film represented approximately 88% of the Predecessor's net sales in the period from January 1 to July 31, 2002.

        Sales by the Company to one customer, Wal-Mart Stores, Inc., amounted to approximately 13%, approximately 14% and 13% of the Company's total net sales in 2004, 2003 and the period from Inception (see Note 1) to December 31, 2002, respectively. Sales to one customer, Wal-Mart Stores, Inc., amounted to approximately 11% of the Predecessor's total net sales in the period from January 1 to July 31, 2002. The sales to this customer by the Company and the Predecessor were recorded primarily in the Americas Region.

16.   Contingencies

Company:

        The Company is involved in legal proceedings and claims arising in the normal course of business.

        On July 7, 2003, five former employees of Primary filed a complaint against Primary, the Company and OEP in the United States District Court for the District of Massachusetts on behalf of a purported class of over 100 individuals. In response, Primary invoked the automatic stay provision of the Bankruptcy Code, and the Company and OEP both moved to transfer the case to the District of Delaware (the site of Primary's bankruptcy proceedings) or, alternatively, to dismiss the complaint. The Company and OEP also filed an adversary complaint in the bankruptcy court seeking a declaration that the complaint is barred by the 2002 order of the court which approved the sale of the assets of Primary to the Company. In November 2003, the plaintiffs filed an amended complaint dismissing OEP and Primary, abandoning five of six counts against the Company, and continuing their action against the

Company on the one remaining count and adding an individual defendant. In response, the Company renewed its motions to dismiss or to transfer the case to the District of Delaware. In addition, the Company filed a new adversary complaint with the bankruptcy court, seeking a declaration that the amended complaint, like the original complaint, is barred by the sale order. That matter remains pending before the bankruptcy court. In September 2004, the plaintiffs filed a second amended complaint, that dropped the class allegations and added a second count against the individual defendant. In October 2004, the Company renewed its motions to transfer the case to the District of Delaware or, alternatively, to dismiss the complaint. Those motions remain pending before the court. In the second amended complaint, the plaintiffs claim that the Company conspired with Primary to wrongfully interfere with plantiffs' right to receive paid-for medical coverage that Primary had allegedly promised them, in alleged violation of the Employee Retirement Income Security Act ("ERISA"). The plaintiffs seek an injunction ordering the Company to assume Primary's alleged obligations to them and to pay them damages stemming from the alleged ERISA violations. The amount of alleged damages claimed is not specified. While there can be no assurance of the outcome of this litigation, the Company does not believe that the disposition of these matters will have a material adverse effect on its results of operations or financial condition.

        On December 1, 2003, Primary filed a motion (the "Estate Costs Motion") in the U.S. Bankruptcy Court for the District of Delaware (the "U.S. Bankruptcy Court") seeking to compel the Company to satisfy its purported obligation under the asset purchase agreement between the Company and Primary to pay $7.0 million of estate costs to Primary. On December 9, 2003, the Company filed an objection to the relief requested in the Estate Costs Motion on the basis that the conditions giving rise to the Company's alleged obligations under the asset purchase agreement to provide $7.0 million were not satisfied. By orders entered on December 29, 2003 and on December 31, 2003 (collectively the "Estate Cost Orders"), the U.S. Bankruptcy Court granted the Estate Costs Motion, and directed the Company to fund the $7.0 million in estate costs. The Company filed a notice on February 6, 2004 appealing the U.S. Bankruptcy Court's approval of the Estate Costs Motion (the "Appeal"). In connection with the Appeal, the Company was required to post a $7.5 million bond and provide cash collateral equal to that amount. The Company posted this bond in January 2004. The Company had accrued $7.0 million for its potential liability for the estate costs as of December 31, 2003. The cash payment by the Company to collateralize the bond in January 2004 was recorded in other current assets. In December, 2004, the Company and Primary entered into a mutually acceptable settlement of this and other disputes, including those related to Primary's ability to put shares to the Company under certain circumstances. That settlement was approved by the Bankruptcy Court on January 10, 2005. Under the terms of the settlement agreement, $5.5 million of the cash collateral, as well as other consideration, was paid to Primary in January 2005 with the balance of the cash collateral, and certain other consideration, including the relinquishment of Primary's right to sell shares of the Company's Common Stock back to the Company under certain circumstances, being received by the Company.

        On January 10, 2005, Leonard Shapiro filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the stockholders unaffiliated with the defendants, against Jacques A. Nasser, Joseph E. Antonini, Charles F. Auster, Paolo Cantarella, William J. Cosgrove, Lee M. Gardner, James W. Koven, Rick A. Lazio, Joseph G. Michels, Stanley P. Roth, J. Michael Pocock and the Company. The complaint alleges, among other things, that the Company's directors violated their fiduciary duties by approving the merger agreement without engaging in arm's length negotiations. The complaint seeks, among other things, to enjoin the defendants from completing the merger or, in the event the merger is completed, to rescind the merger and to award compensatory damages. On January 18, 2005, the plaintiff filed an amended complaint in which the only substantive change was to add One Equity Partners as a defendant. The amended complaint was served on the Company on February 28, 2005. The Company believes that the allegations in the complaint and the amended complaint are without merit and intends to vigorously defend against this action.

        The Company owns facilities that are subject to certain federal, state and local laws and regulations relating to environmental protection, including those governing the investigation and remediation of contamination resulting from releases of hazardous substances. Certain of these laws and regulations may impose joint and several liabilities on the Company for the costs of investigation or remediation of such contamination, regardless of fault or the legality of the disposal. There were no liabilities recorded by the Company for environmental liabilities as of December 31, 2004 or December 31, 2003.

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

17.   Related Party Transactions

        The Company paid approximately $5.3 million to OEP for financial advisory services and expenses performed in connection with the July 2002 Transaction. In addition, at the time of the July 2002 Transaction the Company entered into a ten-year management agreement with OEP covering certain business and organizational strategy, and financial and investment management services. Under the agreement, OEP will receive an annual retainer of $0.6 million, which is payable quarterly and has the option to provide any transaction-related services for any acquisition, divestiture, financing or other transaction in which the Company may be involved for an additional fee. Jacques Nasser, Lee Gardner, Charles Auster and James Koven, directors of the Company, are a senior partner, a senior partner, a partner and a vice president, respectively, of OEP.

        In 2003, Mr. Nasser received $350,000 from the Company as compensation for his services as Non-executive Chair. In addition, Mr. Nasser purchased 1,061,010 shares of restricted stock pursuant to the Restricted Stock Purchase Program. In January 2004, the Board authorized the Company to begin to make an annual payment of $350,000 to Mr. Nasser through OEP in compensation for his services to the Company as Non-executive Chair. In 2004, the Company made cash payments to OEP of approximately $1.0 million, which included the annual retainer and the annual payment for Mr. Nasser.

        In 2004, JPMorgan Chase and Co. merged with Bank One Corporation to form JPMorgan Chase. In 2004, the Company made cash payments for financial advisory services to JPMorgan Chase of $0.3 million. One of the Company's directors, Mr. Lazio, is an Executive Vice President of JPMorgan Chase.

18.   Subsequent Event

        On January 7, 2005, the Company entered into a merger agreement with Petters Group Worldwide, LLC and its wholly-owned subsidiary, Petters Consumer Brands, LLC (collectively

"Petters"). If the merger is completed, the Company will become a wholly-owned subsidiary of Petters Group Worldwide, LLC and each outstanding share of the Company's Common Stock will be converted into the right to receive $12.08 in cash and, under certain circumstances, the right to receive additional cash consideration if the Company sells its instant digital printing assets for consideration in excess of an amount determined pursuant to the merger agreement. OEP, the private equity firm that owns a majority of the Company's Common Stock, has entered into a voting agreement with Petters to vote its shares during the term of the voting agreement in favor of the adoption of the merger agreement and to exercise its contractual "drag along" rights under the Amended and Restated Securities Holders Agreement to require certain other shareholders, including all of the Company's directors and executive officers, to vote their shares in favor of the merger. The closing of the merger is subject to various conditions.

        The Company has filed a preliminary proxy statement and will file a definitive proxy statement with the Securities and Exchange Commission ("SEC") to be used to solicit stockholder approval of the proposed merger. The Company's stockholders are urged to read the definitive proxy statement and any other relevant documents filed with the SEC when they become available because they will contain important information.

19.   Supplementary Financial Information (unaudited)

        This section entitled Supplementary Financial Information has not been audited by the Company's independent auditors. The auditors of the Company have, however, made a limited review of the quarterly data in accordance with standards established by the Public Company Accounting Oversight Board and that information is incorporated herein by reference. Because the Company's independent auditors did not audit the quarterly data, they express no opinion on such data.

Quarterly Financial Data
(in millions, except per share data) (unaudited)

Company:

Year ended December 31, 2004	First	Second	Third	Fourth	Year
Net sales	$171.5	$172.1	$152.6	$160.0	$656.2
Profit/(loss) from operations	15.7	17.5	11.6	(13.8)	31.0
Net earnings	12.5	21.9	19.3	8.2	61.9
Basic earnings per common share	0.36	0.67	0.58	0.24	1.85
Diluted earnings per common share	0.34	0.62	0.54	0.22	1.72
Cash dividends per common share	—	—	—	—	—
Year ended December 31, 2003	First	Second	Third	Fourth	Year
Net sales	$183.0	$195.8	$185.5	$188.4	$752.7
Profit from operations	22.9	29.7	27.9	10.8	91.3
Net earnings before extraordinary item	16.2	16.5	31.2	4.8	68.7
Net earnings	16.2	16.5	33.8	4.8	71.3
Basic earnings before extraordinary item per common share	0.47	0.47	0.94	0.11	1.99
Basic earnings per common share	0.47	0.47	1.02	0.11	2.07
Diluted earnings before extraordinary item per common share	0.47	0.46	0.92	0.10	1.95
Diluted earnings per common share	0.47	0.46	1.00	0.10	2.03
Cash dividends per common share	—	—	—	—	—

Note: The sum of quarterly earnings per share amounts may not equal annual earnings per share amounts due to changes in number of weighted average shares outstanding.

Schedule II—Valuation and Qualifying Accounts

Polaroid Holding Company and Subsidiary Companies

(in millions)

Company:

Year ended December 31, 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts and cash discounts	$10.0	$9.0	—	$(10.9)	$8.1

Year ended December 31, 2003

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts and cash discounts	$14.8	$14.7	—	$(19.5)	$10.0

Period from Inception (see Note 1 to consolidated financial statements) to December 31, 2002

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Charged to Reserves	Balance at End of Period
Allowance for doubtful accounts and cash discounts	$21.3	$7.2	$2.9	$(16.6)	$14.8

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        The Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures provided reasonable assurance that the material information that will be required to be included in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        As of the date of filing this Form 10-K, the Company is in the process of conducting an evaluation of its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management report on the effectiveness of the Company's internal control over financial reporting and for the Company's independent auditor to attest to this report. Management has not yet completed its assessment and has not yet identified any deficiencies, which, individually or in the aggregate, would constitute a material weakness. The Company is eligible for the 45 day extension of time allowed by the SEC for companies of a certain size to file a report on the effectiveness of its internal control over financial reporting and the auditor's attestation. The Company has elected to utilize this 45 day extension and, therefore, this Form 10-K does not include these reports.

        There has been no change in the Company's internal control over financial reporting during the Company's fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        Directors of the Registrant—The following table lists the names, ages and positions held by the Company's directors and executive officers. Officers are elected annually by the Board of Directors. No family relationships exist between any of the directors or officers. Refer to Item 13. Certain Relationships and Related Transactions for additional information with regard to voting arrangements for the election of members to the Company's Board of Directors.

Name	Age	Position
Jacques A. Nasser	57	Director and Non-Executive Chairman
Joseph E. Antonini	63	Director
Charles F. Auster	53	Director
Paolo Cantarella	60	Director
William J. Cosgrove	59	Director
Lee M. Gardner	58	Director
James W. Koven	31	Director
Rick A. Lazio	47	Director
Joseph G. Michels	40	Director
Stanley P. Roth	68	Director
J. Michael Pocock	54	Director, President and Chief Executive Officer
William L. Flaherty	57	Executive Vice President and Chief Financial Officer
Robert B. Gregerson	45	Vice President and General Manager, Americas and E-Commerce
Gianfranco Palma	48	Vice President, International and Eyewear
Ira H. Parker	48	Vice President, Chief Legal Officer and Secretary
Mark H. Payne	37	Vice President, Operations

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

        Joseph E. Antonini was elected director in March 2003. Since retiring as President, Chief Executive Officer, and Chairman of the Board of Kmart Corporation in 1995, Mr. Antonini has been investing in and advising various small businesses on the subjects of operations, sales and marketing. He also served on the Board of Directors and Audit Committee of Shell Oil Company from 1990 to 2001.

        Charles F. Auster was elected director in June 2002. Since 2002, Mr. Auster has been a Partner of OEP. From 2000 to 2001, Mr. Auster was the Director, President and Chief Executive Officer of Infocrossing, Inc. (an information technology infrastructure outsourcing company). From 1998 to 2000, Mr. Auster was an Executive Vice President, Chief Operating Officer and a director of IXNET, Inc., (a telecommunications company). From 1995 to 1998, he was the President and Chief Executive Officer and a Director of Voyager Networks (a server hosting and data networking company). He is also a Director of Video Network Communications, Inc. (a company that designs, develops and markets video distribution systems), L'Enfant Trust (a charity which holds and administers conservation easements to protect historic buildings and neighborhoods), Last Mile Connections (a company that builds and operates competitive carrier networks and exchange markets), Vercuity Corporation (a telecom expense management provider), and WestCom Corporation (a private telecommunications company that provides network services to financial services firms).

        Paolo Cantarella was elected director in July 2003. Mr. Cantarella was Chief Executive Officer of Fiat S.p.A. from 1996 to 2002. He has served on the Board of Directors of Alcatel, CNH N.V., and several other European companies and was president of the European Automobile Manufacturers Association in 2000 and 2001. Mr. Cantarella currently serves on the Board of Directors of the Organizing Committee of the XX Olympic 2006 Winter Games in Torino (TOROC), and on the Board of Directors of Terna S.p.A. (a company that specializes in the operation, maintenance and development of national electricity transmission grids).

        William J. Cosgrove was elected director in October 2003. He worked for Ford Motor Company from 1972 until he retired in February 2003. He was the Corporate Controller of Ford from 1996 until 1998. In December 1998, he was elected a vice-president of Ford for Corporate Strategy. In August 1999, he was appointed CFO and Chief of Staff, Premier Automotive Group, Ford Motor Company. Mr. Cosgrove was on Ford's Policy and Strategy Committee, Product Committee and Operating Committee. He has done consulting for Jaguar Racing and was also on the board of Jaguar Racing (ultimate owner, Ford Motor Company) and numerous subsidiaries of Ford Motor Company. He is on the Advisory Board of Hartwell, Plc, a privately owned company headquartered in England.

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

        James W. Koven was elected director in July 2002. Since 2001, Mr. Koven has been a vice president of OEP. During 2001, Mr. Koven was an Associate, Investment Banking, at Wm Sword & Company. From 1993 through 2000, Mr. Koven was a member of the U.S. National Rowing Team and the U.S. Olympic Rowing Team. In 1999, he was an Investment Banking Analyst at State Street Capital Corporation. He is also a director of Rotable Asset Management LLC (a company providing long-lived spare parts management services to airlines).

        Rick A. Lazio was elected director in July 2002. Since October 2004, Mr. Lazio has served as an Executive Vice President of JPMorgan Chase. He also serves as a member of JPMorgan Chase's Executive Committee. JPMorgan Chase is the ultimate parent of OEP. Prior to joining JPMorgan Chase, Mr. Lazio served as President and Chief Executive Officer of the Financial Services Forum, an organization formed in 2000 by the chief executive officers of twenty large financial institutions to shape the financial future of the nation. From 1992 to 2000, Mr. Lazio served as a member of the U. S. House of Representatives. He is a director of TB Woods Corporation (an electronic and mechanical industrial power transmission products company) as well as the World Rehabilitation Fund and Audubon New York. Mr. Lazio also serves on Advisory Committees of The Ad Council.

        Joseph G. Michels was elected director in December 2002. Since 2000, Mr. Michels has been Director for Research Initiatives at the Princeton Institute for the Science and Technology of Materials, Princeton University. From 1998 to 2000 he was Science Policy Advisor to U.S. Senator Richard Lugar; from 1998 to 1999 he was Instrument Operations Scientist at Smithsonian Astrophysical Observatory; and from 1997 to 1998 he was awarded a Congressional Science Fellowship and served as science policy advisor to U.S. Senator Joseph Lieberman. Since January 2004, Mr. Michels has been Director and President of The Society for Environmental and Energy Research (SEER), a charitable, scientific and educational not-for-profit corporation founded to promote the exploration and development of new technologies which utilize renewable energy resources. Mr. Michels received his Ph.D. in physics from the University of Oxford in 1994.

        Stanley P. Roth was elected director in July 2002. Since 1976, Mr. Roth controls and has been the Chairman of North American Capital Corp. (a private merchant banking firm). Mr. Roth is the Chairman of Royal-Pioneer Industries, Inc.; Director and non-executive Vice Chairman of Delta & Pine Land Company (a cotton seed company) and Chairman of its Audit Committee; and a Director of both Hollis Corp. (a cotton warehousing and packaging company) and GPC International, Inc. (an art materials and supplies and fine writing instruments company). He is also a certified public accountant.

        J. Michael Pocock was elected director, President and Chief Executive Officer of the Company effective March 1, 2003. Previously, Mr. Pocock held various senior leadership positions at Compaq Computer Corporation including: from 2001 to 2002 he was Vice President of Corporate Strategy; Vice President and General Manager of the Commercial Products Group from 1999 to 2001; and from 1996 to 1999 he was Vice President and General Manager of North America Sales. Earlier in his career, Mr. Pocock served in a variety of management positions with increasing responsibility during 10 years at General Electric Company. He was also a member of a leadership team that founded Epson America. Mr. Pocock also serves as Director and member of the Audit Committee of Stratus Technologies, Inc. (a company that provides computer servers.)

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

        Robert B. Gregerson joined the Company as Vice President and General Manager, Americas and E-Commerce in May 2003. Prior to joining the Company, from January 2001 to May 2003, Mr. Gregerson was President of PC Connection Sales Corporation, a wholly owned subsidiary of PC Connection, Inc. (a direct marketer of computers). From November 1997 to December 2000, he held various positions including his last position as Vice President, North America Partner Sales and Marketing at Compaq Computer Corporation.

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

        Ira H. Parker joined the Company as Vice President, Chief Legal Officer and Secretary in February 2004. Prior to joining the Company he was employed by Genuity, Inc. (an Internet infrastructure services provider), as President and Chief Executive Officer from February 2003 to December 2003, and Executive Vice President, General Counsel and Corporate Secretary from June 2000 to February 2003. He was Vice President and Deputy General Counsel at GTE Corporation and General Counsel of GTE Internetworking from November 1997 to June 2000. From July 1993 to November 1997, he was a Partner in the Washington DC office of the law firm of Alston & Bird.

        Mark H. Payne joined the Company as Vice President, Operations Planning in May 2003 and became Vice President, Operations in March 2004. Prior to joining the Company, from September 2002 to May 2003, Mr. Payne was Director of Product Development and Strategic Sales at SymphonyRPM (a performance management solutions company). From June 1998 to September 2002, Mr. Payne held various positions at Compaq Computer Corporation: from October 2001 to September 2002 he was Executive Director, Order Management Integration for the Hewlett Packard merger; from April 2001 to October 2001 he was Executive Director, North America Operations; from March 2000 to April 2001 he was Executive Director, Commercial Direct Initiative; and from June 1998 to March 2000 he was Director, North America Distributor Sales Operations.

Meetings and Committees of the Board of Directors

        The Audit Committee was established to assist the Board in monitoring the adequacy and effectiveness of the internal and external audit functions, the Company's system of internal accounting controls, the Company's financial accounting and reporting, and the adequacy and effectiveness of systems for ensuring the Company's compliance with federal, state and local laws and regulations. The Audit Committee meets at least quarterly with management and the Company's independent auditors to review the Company's quarterly financial statements. It also reviews and approves fees paid to auditors. The Audit Committee operates under a written charter adopted by the Board of Directors. The members of the Audit Committee are: William J. Cosgrove, Chairman; Joseph E. Antonini, Lee M. Gardner, James W. Koven, and Stanley P. Roth. The Board of Directors has determined that William J. Cosgrove is an "audit committee financial expert" as defined by Securities and Exchange Commission regulations and is "independent" as defined by the listing standards of the New York Stock Exchange.

        The Compensation Committee was established to assist the Board in determining the remuneration of the Company's officers and other senior personnel, including base salary and incentive compensation for the Chief Executive Officer and other Company officers. The Compensation Committee administers the Company's stock compensation plans and proposes the adoption of various employee benefit plans. The Compensation Committee operates under a written charter adopted by the Board of Directors. The members of the Compensation Committee are: Joseph E. Antonini, Chairman; Charles F. Auster, Paolo Cantarella and Lee M. Gardner.

        The Governance/Nominating Committee was established to assist the Board in formulating, reviewing and recommending governance standards to the Board and reviews director nominees. The Governance/Nominating Committee operates under a written charter adopted by the Board of Directors. The Committee will consider director nominations brought by stockholders if properly submitted in compliance with the Company's bylaws and Delaware General Corporation Law. Stockholder recommendations must be in writing, addressed to the Corporate Secretary at Polaroid Holding Company, 1265 Main Street, Waltham, Massachusetts 02451, and should include a statement describing the qualifications and experience of the proposed candidate and the basis for nomination. The members of the Governance/Nominating Committee are: Rick Lazio, Chairman; Charles F. Auster, William J. Cosgrove, Joseph G. Michels and J. Michael Pocock.

        During 2004, each director attended not less than 75% of the meetings of the Board and the committees of which they were members, except that Mr. Pocock only attended two of the three (66.67%) Governance Committee meetings in 2004.

        Executive officers of the Registrant—The following table lists the names, ages and positions held by the Company's executive officers. Officers are elected annually by the Board of Directors. No family relationships exist between any of the officers or the directors of the Company. Refer to Item 13.

Certain Relationships and Related Transactions for additional information with regard to voting arrangements for the election of members to the Company's Board of Directors.

Name	Age	Position
J. Michael Pocock	54	Director, President and Chief Executive Officer
William L. Flaherty	57	Executive Vice President and Chief Financial Officer
Robert B. Gregerson	45	Vice President and General Manager, Americas and E-Commerce
Gianfranco Palma	48	Vice President, International and Eyewear
Ira H. Parker	48	Vice President, Chief Legal Officer and Secretary
Mark H. Payne	37	Vice President, Operations

        J. Michael Pocock was elected director, President and Chief Executive Officer of the Company effective March 1, 2003. Previously, Mr. Pocock held various senior leadership positions at Compaq Computer Corporation including: from 2001 to 2002 he was Vice President of Corporate Strategy; Vice President and General Manager of the Commercial Products Group from 1999 to 2001; and from 1996 to 1999 he was Vice President and General Manager of North America Sales. Earlier in his career, Mr. Pocock served in a variety of management positions with increasing responsibility during 10 years at General Electric Company. He was also a member of a leadership team that founded Epson America. Mr. Pocock also serves as a director and as a member of the Audit Committee of Stratus Technologies, Inc. (a company that provides computer services).

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

        Robert B. Gregerson joined the Company as Vice President and General Manager, Americas and E-Commerce in May 2003. Prior to joining the Company, from January 2001 to May 2003, Mr. Gregerson was President of PC Connection Sales Corporation, a wholly owned subsidiary of PC Connection, Inc. (a direct marketer of computers). From November 1997 to December 2000, he held various positions including his last position as Vice President, North America Partner Sales and Marketing at Compaq Computer Corporation.

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

        Ira H. Parker joined the Company as Vice President, Chief Legal Officer and Secretary in February 2004. Prior to joining the Company he was employed by Genuity, Inc. (an Internet infrastructure services provider), as President and Chief Executive Officer from February 2003 to December 2003, and Executive Vice President, General Counsel and Corporate Secretary from June 2000 to February 2003. He was Vice President and Deputy General Counsel at GTE Corporation and General Counsel of GTE Internetworking from November 1997 to June 2000. From July 1993 to November 1997, he was a Partner in the Washington DC office of the law firm of Alston & Bird.

        Mark H. Payne joined the Company as Vice President, Operations Planning in May 2003 and became Vice President Operations in March 2004. Prior to joining the Company, from September 2002 to May 2003, Mr. Payne was Director of Product Development and Strategic Sales at SymphonyRPM

(a performance management solutions company). From June 1998 to September 2002, Mr. Payne held various positions at Compaq Computer Corporation: from October 2001 to September 2002 he was Executive Director, Order Management Integration; for the Hewlett Packard merger; from April 2001 to October 2001 he was Executive Director, North America Operations; from March 2000 to April 2001 he was Executive Director, Commercial Direct Initiative; and from June 1998 to March 2000 he was Director, North America Distributor Sales Operations.

Code of Ethics

        The Company has a code of ethics which is on the Company's website at www.polaroid.com/media/com/pdfs/ethics_a917.pdf.

Section 16 Beneficial Ownership

        Based solely on its review of the Forms 3, 4 and 5 furnished to the Company for the fiscal year ended December 31, 2004, the Company has determined that its directors, executive officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements, except as described below.

        Messrs. Auster, Gardner, Koven and Roth, each a director of the Company, and One Equity Partners LLC and certain of its affiliates, which together own more than 10% of the Company's Common Stock, failed to timely report on Form 4 the redemption of their respective shares of the Company's Series A Preferred Stock on December 27, 2004. Each of these transactions were subsequently reported by such persons on Form 4.

Item 11. Executive Compensation

Summary Compensation Table

        The following table sets forth the compensation paid to the Company's executive officers in 2004 and 2003.

Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(3)	Restricted Stock Awards (# of shares)(4)	Options (# of shares)(6)	All Other Compensation ($)(5)
J. Michael Pocock President and Chief Executive Officer	2004 2003	636,935 484,630	144,614 711,621	201,633 124,896	— 707,340	— —	23,390 17,240
William L. Flaherty Executive Vice President and Chief Financial Officer	2004 2003	419,228 391,800	58,025 317,750	— —	— 442,090	— —	6,150 6,000
Robert B. Gregerson Vice President and General Manager, Americas and E-Commerce	2004 2003	347,132 189,111	43,651 127,461	— —	— 353,670	— —	7,540 7,063
Gianfranco Palma Vice President, International and Eyewear (2) (7)	2004 2003	388,482 330,543	42,038 326,418	25,441 —	100,000 70,730	— —	48,974 44,676
Ira H. Parker Vice President, Chief Legal Officer and Secretary	2004	281,250	42,250	1,028,082	111,688	8,328	10,105

(1)
All bonus amounts for 2004 represent annual bonuses that are expected to be paid within thirty days of June 1, 2005. Mr. Palma's bonus will be paid in euros (30,885.66 euros) and has been converted to U. S. dollars for purposes of presentation in this table. An exchange rate of 1.3624 was used and is based on the exchange rate as of December 31, 2004.

All bonus amounts for 2003 represent annual bonuses that were paid in February 2004. Mr. Palma's bonus was paid in euros (199,144 euros) and has been converted to U.S. dollars for purposes of presentation in this table. An exchange rate of 1.2597 was used and is based on the exchange rate as of December 31, 2003.

(2)
Mr. Palma is an employee of Polaroid (Italia) S.p.A. His salary for 2004 and 2003 was paid in euros and has been converted to U.S. dollars for purpose of presentation in this table. An exchange rate of 1.2315 was used for 2004 and an exchange rate of 1.1187 was used for 2003, based on average exchange rates for those years.

(3)
For 2004, Mr. Pocock received $119,371 in travel and temporary lodging and living expenses associated with his relocation to Massachusetts and $82,262 for tax gross up of these expenses. For 2003, Mr. Pocock received $72,752 in travel and temporary lodging and living expenses associated with his relocation to Massachusetts and $52,144 for tax gross up of these expenses.

For Mr. Palma in 2004, amount represents pay out of unused vacation days. Payment was made in euros (20,659 euros) and has been converted to U. S. dollars using an average exchange rate for 2004 of 1.2315.

Other Annual Compensation for Mr. Parker includes $810,405 representing the estimated fair market value of shares of restricted Common Stock sold to Mr. Parker less the amount he paid for such shares and $217,677 in tax gross up related to Mr. Parker's restricted stock award.

No other individual named above received perquisites or non-cash compensation exceeding the lesser of $50,000 or an amount equal to 10% of such person's salary and bonus.

(4)
The Restricted Stock Awards generally vest 25% on the first anniversary of the Management Investor's Closing Date as reflected in the Award and 12.5% every six months thereafter. The provisions of the Securities Holders Agreement include the right of the Company to buy back shares of restricted stock held by the executive upon termination.

(5)
For all executives except Mr. Palma, amounts represent Company contribution to employee's 401(k) match in the Polaroid Savings Plan and in the case of Mr. Pocock, Mr. Gregerson and Mr. Parker, life insurance premiums paid by the Company on their behalf. For Mr. Palma, amounts represent mandatory deferred salary to Dirigenti pension fund. These amounts were paid in euros and have been converted to U. S. dollars for purposes of presentation in this table An exchange rate of 1.2315 was used for 2004 and an exchange rate of 1.1187 was used for 2003, based on average exchange rates for those years.

(6)
Excludes 24,984 shares issuable upon exercise of options that are not exercisable within 60 days after March 10, 2005.

(7)
Salary, bonus and other compensation amounts for Mr. Palma in 2003 have been adjusted to correct arithmetical errors.

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

Board of Directors Compensation

        Directors not affiliated with One Equity Partners LLC or the Company ("Outside Directors") receive $3,500 per board meeting attended in person; $1,000 per board committee meeting attended in person as a regular member; $2,000 per board committee meeting attended in person as a chairman; and a $5,000 additional annual stipend is paid to the Audit Committee Chairman. Also, Outside Directors who are members of the Technology Investments Committee, an operating committee of the

Company, receive $1,000 per meeting attended in person. In 2004, the Company paid $350,000 to Mr. Nasser through OEP in compensation for his services to the Company as Non-executive Chair.

Employment Agreements

        Effective March 1, 2003, Polaroid entered into a three-year employment contract with Mr. Pocock, as its President and Chief Executive Officer. This contract is automatically renewed unless either party gives the other 180 days prior written notice of its or his intention not to renew this Agreement. In addition to the normal benefits provided to any executive, Mr. Pocock's contract provides if his employment is terminated without "Cause" or for "Good Reason" (as each such term is defined), and if after a 30 day notice period the breach is not cured, Mr. Pocock is entitled to receive severance benefits for a twenty-four month period and cash equal to 200% of his base pay (which was equal to $618,000 as of December 31, 2004), payable in two installments, half on termination and the second payment one year following Mr. Pocock's termination. In addition to the cash severance payment, Mr. Pocock shall be entitled to a pro rata annual bonus, medical, dental, disability and life insurance for the severance period and outplacement services up to $35,000.

        On July 31, 2002, Polaroid entered into a three-year employment contract with William L. Flaherty as its Executive Vice President and Chief Financial Officer. In addition to the normal benefits provided to any executives at this level, his contract provides: if his employment is terminated without "Cause" or for "Good Reason" (as each such term is defined), and if after a 30 day notice period the breach is not cured, Mr. Flaherty is entitled to receive severance benefits for an eighteen month severance period. These benefits include base salary (which was equal to $406,000 as of December 31, 2004) continuation and medical, dental, disability and life insurance for the severance period. In addition, Mr. Flaherty is entitled to a pro rata annual bonus in the year of termination and outplacement services up to $35,000.

        On May 1, 2003, Polaroid entered into an employment agreement with Robert B. Gregerson, as its Vice President, General Manager, Americas which was subsequently amended on January 3, 2005. In addition to the normal benefits provided to any executives at this level, Mr. Gregerson's agreement, as amended, provides if his employment is terminated without "Cause" or for "Good Reason" (as such each such term is defined) on or before December 20, 2005, Mr. Gregerson is entitled to receive severance benefits for a twelve month severance period. These benefits include base salary continuation (which was $336,000 as of December 31, 2004) and medical, dental, and life insurance for the severance period. In addition, Mr. Gregerson is entitled to a pro rata annual bonus in the year of termination and outplacement services up to $15,000.

        On January 27, 2004, the Company entered into an employment agreement with Ira H. Parker as the Company's Vice President, Chief Legal Officer and Secretary which was subsequently amended on January 3, 2005. In addition to the normal benefits provided to any executives at this level, Mr. Parker's agreement, as amended, provides if his employment is terminated without "Cause" or for "Good Reason" (as each such such term is defined), on or before December 20, 2005, Mr. Parker is entitled to receive severance benefits for a twelve month severance period. These benefits include base salary continuation (which was $325,000 as of December 31, 2004) and medical, dental, and life insurance for the severance period. In addition, Mr. Parker is entitled to a pro rata annual bonus in the year of termination.

        On May 7, 2003, Polaroid entered into an employment agreement with Mark H. Payne as Vice President, Operations which was subsequently amended on January 3, 2005. In addition to the normal benefits provided to any executives at this level, Mr. Payne's agreement, as amended, provides if his employment is terminated without "Cause" or for "Good Reason" (as each such term is defined) on or before December 20, 2005, Mr. Payne is entitled to receive severance benefits for a twelve month severance period. These benefits include base salary continuation (which was $263,000 as of December 31, 2004) and medical, dental and life insurance for the severance period. In addition, Mr. Payne is entitled to a pro rata annual bonus in the year of termination.

        On April 9, 2004, Polaroid (Italia) S.p.A., one of the consolidated subsidiaries of Holding, entered into an employment agreement with Gianfranco Palma, Vice President, International and Eyewear. In addition to the normal benefits provided to any executives at this level, Mr. Palma's agreement provides a base salary of 310,565 euros as may be adjusted from time to time by the Board of Directors and the use of a Company car.

Executive Programs

Restricted Stock Purchase Program

        Refer to "Stockholder Agreement" in Item 13. Certain Relationships and Related Transactions, below.

Annual Bonus Awards

        All of the Company's executive officers and other senior managers are eligible for annual cash bonuses pursuant to the Polaroid Executive Incentive Plan. The primary factor that determines whether an award is paid is the Company's corporate performance based on its "Revenue," "EBITDA" and "Year-End Adjusted Net Cash" (as such terms are defined). For senior managers who are responsible for regional performance, certain corporate and regional factors are considered. Factors that are considered in the region include the regional revenue and operating profit. In 2004, the Company did not achieve the relevant targets but the Board of Directors elected to award discretionary bonuses to the Company's employees, including the Company's executive officers and senior managers. These bonuses are expected to be paid to the Company's executive officers and certain senior managers in one payment in June of 2005 and to the remainder of the Company's senior managers in equal installments during February and June of 2005.

Additional Information with Respect to Compensation Committee

        In December 2003, the Company established a Compensation Committee. During 2004, decisions regarding compensation of officers were made by the entire Board of Directors. No officer or employee participated in these decisions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table contains certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 10, 2005, by each person or entity who is known by the Company to own beneficially more than 5% of the Common Stock of the Company, each of the named executive officers of the Company, executive officers and each director of the Company; and all Directors and Executive Officers as a group. The table does not show the Common Stock beneficially owned by Petters pursuant to the Voting Agreement. The table does not include shares of the Company's Common Stock subject to options that are not currently exercisable or will not become exercisable within 60 days of March 10, 2005. Individuals have sole voting and investment power with regard to the stock unless otherwise indicated in the footnotes.

	Common Stock
Name	Shares Beneficially Owned	Percent of Class (1)
Directors and Named Executive Officers (2)
Jacques A. Nasser	1,061,010	3.0%
Joseph E. Antonini	42,440	*
Charles F. Auster	75,000	*
Paolo Cantarella	42,440	*
Lee M. Gardner	16,667	*
James W. Koven	4,167	*
Rick A. Lazio	42,440	*
Joseph G. Michels	42,440	*
Stanley P. Roth (3)	72,095	*
William J. Cosgrove (4)	35,128	*
J. Michael Pocock	707,340	2.0%
William L. Flaherty	442,090	1.3%
Gianfranco Palma	170,730	*
Robert B. Gregerson	353,670	1.0%
Ira H. Parker (5)	120,016	*
Mark H. Payne	176,830	*
All Directors and Executive Officers as a Group (16 persons)	3,362,062	9.6%
Five Percent Owners
One Equity Partners LLC (1) (6) 320 Park Avenue New York, NY 10022	18,745,000	53.6%
Primary PDC, Inc. 1265 Main Street Waltham, MA 02451	1,890,804	5.4%
Petters Consumer Brands, LLC (7) 4400 Baker Road Minnetonka, MN 55343	3,980,703	11.4%

*
Less than 1%

(1)
Based on 34,956,069 shares of the Company's Common Stock outstanding on March 10, 2005.

(2)
Each person is a party to the Amended and Restated Securities Holders Agreement described in Item 13. Certain Relationships and Related Transactions below.

(3)
Includes 29,655 shares held by North American Capital Corp., PI Industries Profit Sharing Plan & Trust and Royal Pioneer Industries, Inc. 401(k) over which Mr. Roth has voting and investment power.

(4)
Includes 2,437.5 shares issuable upon exercise of stock options that are exercisable by Mr. Cosgrove within 60 days of March 10, 2005. Excludes 7,312.5 shares issuable upon exercise of options that are not exercisable within 60 days after March 10, 2005.

(5)
Includes 8,328 shares issuable upon exercise of stock options that are exercisable by Mr. Parker within 60 days of March 10, 2005. Excludes 24,984 shares issuable upon exercise of options that are not exercisable within 60 days after March 10, 2005.

(6)
Includes 223,600 shares owned by OEP Co-Investors LLC, which was formed for the benefit of certain executive employees of Bank One and its affiliates. OEP Co-Investors LLC is an affiliate of, and indirectly controlled by, the same entity that controls One Equity Partners. One Equity Partners disclaims beneficial ownership of such shares. Excludes (i) 2,375,015 shares of Common Stock held by certain of the Company's officers and directors who are parties to the Amended and Restated Securities Holders Agreement, and (ii) 1,255,000 shares of Common Stock held by certain employees and affiliates of One Equity Partners. Including these shares, One Equity Partners would beneficially own 22,375,015, or 63.7% of the outstanding Common Stock; however, One Equity Partners disclaims beneficial ownership of such shares.

(7)
Based upon a Form 3 filed with the Securities and Exchange Commission on March 10, 2005.

        All officers and directors other than Messrs. Koven, Auster and Gardner own their shares pursuant to a Restricted Stock Award with graduated vesting. As of March 10, 2005, 62.5% of the shares listed above are vested for Messrs. Nasser, Antonini, Lazio, Michels, Roth, Cosgrove, Pocock, Flaherty and Palma; 37.5% of the shares listed above are vested for Messrs. Cantarella, Payne and Gregerson.; and 25% of the shares listed above are vested for Mr. Parker.

2004 Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	752,921	$7.33	162,814
Equity compensation plans not approved by security holders	—	—	—

Total	752,921	$7.33	162,814

Item 13. Certain Relationships and Related Transactions

        The Company paid approximately $5.3 million to OEP for financial advisory services and expenses performed in connection with the July 2002 Transaction. In addition, at the time of the July 2002 Transaction the Company entered into a ten-year management agreement with OEP covering certain business and organizational strategy, and financial and investment management services. Under the agreement, OEP will receive an annual retainer of $0.6 million, which is payable quarterly and has the option to provide any transaction-related services for any acquisition, divestiture, financing or other transaction in which the Company may be involved for an additional fee. Jacques Nasser, Lee Gardner, Charles Auster and James Koven, directors of the Company, are a senior partner, a senior partner, a partner and a vice president, respectively, of OEP.

        In 2003, Mr. Nasser received $350,000 from the Company as compensation for his services as Non-executive Chair. In addition, Mr. Nasser purchased 1,061,010 shares of restricted stock pursuant to the Restricted Stock Purchase Program. In January 2004, the Board authorized the Company to begin to make the annual payment of $350,000 to Mr. Nasser through OEP in compensation for his services to the Company as Non-executive Chair. In 2004, the Company made cash payments to OEP of approximately $1 million, which included the annual retainer and the annual payment for Mr. Nasser.

        In 2004, JPMorgan Chase and Co. merged with Bank One Corporation to form JPMorgan. In 2004, the Company made cash payments for advisory services to JPMorgan Chase of $0.3 million. One of the Company's directors, Mr. Lazio, is an Executive Vice President of JPMorgan Chase.

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

        In connection with the definitive merger agreement between the Company and Petters, OEP has agreed to vote its shares of Common Stock of the Company in favor of the merger and to exercise its right under the Securities Holders Agreement to require all of the other Investors to vote their shares in favor of the merger as described below.

Transfer Restrictions

        Pursuant to the Securities Holders Agreement, an Investor (other than OEP) can only transfer Holding's securities to immediate family members and certain trusts for estate planning purposes.

Sale of the Company

        If OEP approves a sale of Holding (whether by merger, consolidation, sale of outstanding capital stock, sale of all or substantially all of its assets or otherwise) prior to Holding's first qualified public offering, all of the other Investors can be required to vote in favor of such sale of Holding and sell their shares on the same terms as OEP. Additionally, all of the other Investors agree to take all necessary and desirable actions in connection with the consummation of the sale of Holding (including foregoing dissenters' and appraisal rights). A "qualified public offering" is a public offering that results in proceeds to Holding of at least $50,000,000. In connection with the definitive merger agreement between the Company and Petters, OEP has agreed to vote its shares of Common Stock of the Company in favor of the merger and to exercise its right to require all of the other Investors to vote their shares in favor of the merger.

Sale of Company Common Stock by OEP

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

        The following table shows the fees paid, accrued or incurred by the Company for audit, audit-related, tax and other services provided by KPMG LLP for the periods presented below.

	Company
	Year ended December 31, 2004	Year ended December 31, 2003
Audit Fees (1)	$2,971,710	$1,636,550
Audit-Related Fees (2)	216,300	314,737
Tax Fees (3)	588,555	502,408
All Other Fees (4)	—	1,133

Total	$3,776,565	$2,454,828

(1)
Audit fees include the audits of the Company's annual 2004 and 2003 financial statements, the Company's financial statements for the five month period ended December 31, 2002, the Company's August 1, 2002 opening balance sheet, the Predecessor's results of opening balance sheet, the Predecessor's results of operations, cash flows and changes in equity for the seven month period ended July 31, 2002, the reviews of quarterly financial statements in 2004, 2003 and 2002, statutory filings and regulatory filings, and the Company's internal control over financial reporting as of December 31, 2004.

(2)
Audit-related fees consist primarily of benefit plan audits and audit-related services performed on behalf of the Company's Board of Directors.

(3)
Tax fees include services for tax compliance and tax consultation and planning.

(4)
Other fees consisted of secretarial services provided to an International subsidiary.

        All of the services described above for the Company were approved by the Company's Board of Directors or Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

  The following are filed as part of this Report:

  (1)
  The Financial Statements listed in the Table of Contents (see Item 8 of this Report).

  (2)
  The Financial Statement Schedule listed in the Table of Contents to Financial Statements and Supplementary Data (see Item 8 of this Report).

  (3)
  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of January 7, 2005 by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC and Polaroid Holding Company (1)
2.2	Amendment No. 1, dated as of March 9, 2005, to the Agreement and Plan of Merger dated as of January 7, 2005, by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC and Polaroid Holding Company (6)
3.1	Restated Certificate of Incorporation of Polaroid Holding Company, dated as of February 6, 2004 (2)
3.2	Amended and Restated Bylaws of Polaroid Holding Company as of May 21, 2003 (2)
4.1	Article Fourth, Section A(2), Series A 8% Cumulative Compounding Preferred Stock in Restated Certificate of Incorporation (2)
4.2	Amended and Restated Registration Rights Agreement by and among Polaroid Holding Company, One Equity Partners, LLC and "Other Investors" dated as of February 5, 2003 (2)
10.1(a)	Management Agreement between One Equity Partners LLC and OEP Imaging Operating Corporation, dated as of July 31, 2002 (2)
10.1(b)*	Form of Restricted Stock Purchase Agreement by and among Polaroid Holding Company and The Management Investors (2)
10.1(c)*	Polaroid Holding Company 2004 Stock Option Plan (2)
10.1(d)*	Form of Polaroid Holding Company Bonus Agreement (2)
10.1(e)	Amended and Restated Securities Holders Agreement dated as of February 5, 2003, by and among Polaroid Holding Company, One Equity Partners LLC and The Other Investors (2)
10.1(f)	Amendment No. 1, dated as of January 7, 2005, to the Amended and Restated Securities Holders Agreement by and among Polaroid Holding Company, One Equity Partners LLC and the Other Management Investors Named Therein dated as of February 5, 2003 (3)
10.1(g)*	Letter Agreement, dated July 23, 2004, between Polaroid Corporation and Ira H. Parker regarding a modification to an option grant award
10.2	$100,000,000 Credit Agreement dated as of July 29, 2002 among OEP Imaging Corporation (to be renamed Polaroid Holding Company) as the Company, and OEP Imaging Operating Corporation (to be renamed Polaroid Corporation), Polaroid Contracting C.V., Polaroid (Europa) B.V., Polaroid Trading B.V., Polaroid Canada Inc., Polaroid GmbH, Polaroid (U.K.) Limited, Polaroid Far East Limited and Nippon Polaroid K. K. as Borrowers, and The Lenders and Issuers Party Hereto, and Citicorp USA, Inc. as Domestic Administrative Agent and Domestic Collateral Agent, and Bank of America, N.A. as Foreign Administrative Agent and Foreign Collateral Agent, and Citicorp USA, Inc. as Foreign Syndication Agent, and Bank of America, N.A. as Domestic Syndication Agent (2)
10.2(a)	Fifth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, dated August 5, 2003 (2)
10.2(b)	Sixth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, dated November 14, 2003 (2)

10.2(c)	Seventh Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, effective September 24, 2004 (4)
10.2(d)	Eighth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, effective December 8, 2004 (5)
10.3(a)*	Employment Agreement, effective May 30, 2003, between Polaroid Holding Company and Polaroid Corporation and John Michael Pocock (2)
10.3(b)*	Amendment dated August 7, 2003, to Employment Agreement dated May 30, 2003, by and among Polaroid Holding Company, Polaroid Corporation and John Michael Pocock (2)
10.3(c)*	Employment Agreement, effective July 31, 2002, between Polaroid Corporation and William L. Flaherty (2)
10.3(d)*	Employment Agreement, effective May 27, 2003, between Polaroid Corporation and Robert B. Gregerson (2)
10.3(e)*	Employment Agreement, dated April 9, 2004, between Polaroid (Italia) S.p.A. and Gianfranco Palma (2)
10.3(f)*	Temporary Assignment Agreement, effective April 2, 2002, between Polaroid (Italia) S.p.A. and Gianfranco Palma (2)
10.3(g)*	Employment Agreement, effective February 23, 2004, between Polaroid Corporation and Ira H. Parker (2)
10.3(h)*	Employment Agreement, dated May 6, 2003, between Polaroid Corporation and Mark H. Payne (2)
10.3(i)*	Restated Enhanced Severance Agreement, dated December 20, 2005 and entered into by Polaroid Corporation with Robert B. Gregerson on January 3, 2005
10.3(j)*	Restated Enhanced Severance Agreement, dated December 20, 2005 and entered into by Polaroid Corporation with Ira H. Parker on January 3, 2005
10.4(a)	Escrow Agreement dated as of January 7, 2005 by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC, Polaroid Holding Company and Wells Fargo Bank, N.A. (1)
10.4(b)	Escrow Agreement dated as of January 7, 2005 by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC, Polaroid Holding Company and Wells Fargo Bank, N.A. (1)
14	Code of Ethics and Business Conduct, effective September 1, 2003 (2)
21	Subsidiaries of Registrant
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed as an exhibit to the Company's Current Report on Form 8-K filed January 10, 2005 and incorporated herein by reference.

(2)
Filed as an exhibit to the Company's Annual Report on Form 10-K filed April 14, 2004 and incorporated herein by reference.

(3)
Filed as exhibit 99.1 to the Company's Current Report on Form 8-K filed January 12, 2005 and incorporated herein by reference.

(4)
Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed November 10, 2004 and incorporated herein by reference.

(5)
Filed as exhibit 10 to the Company's Current Report on Form 8-K filed December 10, 2004 and incorporated herein by reference.

(6)
Filed as an exhibit to the Company's Current Report on Form 8-K filed March 9, 2005 and incorporated herein by reference.

*
Indicates a management contract or compensation plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

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

Name	Title	Date

/s/ JACQUES A. NASSER Jacques A. Nasser	Director and Non-Executive Chairperson	March 16, 2005
/s/ J. MICHAEL POCOCK J. Michael Pocock	Director, Chief Executive Officer and President (principal executive officer)	March 16, 2005
/s/ WILLIAM L. FLAHERTY William L. Flaherty	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 16, 2005
/s/ JOSEPH E. ANTONINI Joseph E. Antonini	Director	March 16, 2005
/s/ CHARLES F. AUSTER Charles F. Auster	Director	March 16, 2005
/s/ PAOLO CANTARELLA Paolo Cantarella	Director	March 16, 2005
/s/ WILLIAM J. COSGROVE William J. Cosgrove	Director	March 16, 2005
/s/ LEE M. GARDNER Lee M. Gardner	Director	March 16, 2005

/s/ JAMES W. KOVEN James W. Koven	Director	March 16, 2005
/s/ RICK A. LAZIO Rick A. Lazio	Director	March 16, 2005
/s/ JOSEPH G. MICHELS Joseph G. Michels	Director	March 16, 2005
/s/ STANLEY P. ROTH Stanley P. Roth	Director	March 16, 2005