Form 10-K/A
period 2004-12-31
POLAROID HOLDING CO
filed 2005-03-29
CIK 1227728

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY STATEMENT

        This Amendment No. 1 on Form 10-K/A to Polaroid Holding Company's (the "Company") Annual Report on Form 10-K that was filed on March 16, 2005, for the year ended December 31, 2004, is being filed solely to amend Item 12. Security Ownership of Certain Beneficial Owners and Management on page 108 of the Company's Annual Report on Form 10-K by removing Primary PDC, Inc. as a beneficial holder of 5% or more of the Company's outstanding common stock. On March 25, 2005, Primary PDC, Inc. filed an amended Schedule 13D with the Securities and Exchange Commission disclosing a distribution it made on March 4, 2005. In that Schedule 13D, it reported holdings of approximately 2.0% of the Company's outstanding common stock.

        Except as noted above, no other amendments to this Report are being made. This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For subsequent events, refer to the Company's subsequent periodic and current filings.

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

	Common Stock
Name	Shares Beneficially Owned	Percent of Class(1)
Directors and Named Executive Officers(2)
Jacques A. Nasser	1,061,010	3.0%
Joseph E. Antonini	42,440	*
Charles F. Auster	75,000	*
Paolo Cantarella	42,440	*
Lee M. Gardner	16,667	*
James W. Koven	4,167	*
Rick A. Lazio	42,440	*
Joseph G. Michels	42,440	*
Stanley P. Roth(3)	72,095	*
William J. Cosgrove(4)	35,128	*
J. Michael Pocock	707,340	2.0%
William L. Flaherty	442,090	1.3%
Gianfranco Palma	170,730	*
Robert B. Gregerson	353,670	1.0%
Ira H. Parker(5)	120,016	*
Mark H. Payne	176,830	*
All Directors and Executive Officers as a Group (16 persons)	3,362,062	9.6%
Five Percent Owners
One Equity Partners LLC(1)(6) 320 Park Avenue New York, NY 10022	18,745,000	53.6%
Petters Consumer Brands, LLC(7) 4400 Baker Road Minnetonka, MN 55343	3,980,703	11.4%

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

Item 15. Exhibits and Financial Statement Schedules

        The following are filed as part of this Report:

  (1)
  The Financial Statements listed in the Table of Contents (see Item 8 of this Report).

  (2)
  The Financial Statement Schedule listed in the Table of Contents to Financial Statements and Supplementary Data (see Item 8 of this Report).

  (3)
  Exhibits

Exhibit No.		Description
2.1		Agreement and Plan of Merger dated as of January 7, 2005 by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC and Polaroid Holding Company(1)
2.2		Amendment No. 1, dated as of March 9, 2005, to the Agreement and Plan of Merger dated as of January 7, 2005, by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC and Polaroid Holding Company(6)
3.1		Restated Certificate of Incorporation of Polaroid Holding Company, dated as of February 6, 2004(2)
3.2		Amended and Restated Bylaws of Polaroid Holding Company as of May 21, 2003(2)
4.1		Article Fourth, Section A(2), Series A 8% Cumulative Compounding Preferred Stock in Restated Certificate of Incorporation(2)
4.2		Amended and Restated Registration Rights Agreement by and among Polaroid Holding Company, One Equity Partners, LLC and "Other Investors" dated as of February 5, 2003(2)
10.1	(a)	Management Agreement between One Equity Partners LLC and OEP Imaging Operating Corporation, dated as of July 31, 2002(2)
10.1	(b)*	Form of Restricted Stock Purchase Agreement by and among Polaroid Holding Company and The Management Investors(2)
10.1	(c)*	Polaroid Holding Company 2004 Stock Option Plan(2)
10.1	(d)*	Form of Polaroid Holding Company Bonus Agreement(2)
10.1	(e)	Amended and Restated Securities Holders Agreement dated as of February 5, 2003, by and among Polaroid Holding Company, One Equity Partners LLC and The Other Investors(2)
10.1	(f)	Amendment No. 1, dated as of January 7, 2005, to the Amended and Restated Securities Holders Agreement by and among Polaroid Holding Company, One Equity Partners LLC and the Other Management Investors Named Therein dated as of February 5, 2003(3)
10.1	(g)*	Letter Agreement, dated July 23, 2004, between Polaroid Corporation and Ira H. Parker regarding a modification to an option grant award(7)
10.2		$100,000,000 Credit Agreement dated as of July 29, 2002 among OEP Imaging Corporation (to be renamed Polaroid Holding Company) as the Company, and OEP Imaging Operating Corporation (to be renamed Polaroid Corporation), Polaroid Contracting C.V., Polaroid (Europa) B.V., Polaroid Trading B.V., Polaroid Canada Inc., Polaroid GmbH, Polaroid (U.K.) Limited, Polaroid Far East Limited and Nippon Polaroid K. K. as Borrowers, and The Lenders and Issuers Party Hereto, and Citicorp USA, Inc. as Domestic Administrative Agent and Domestic Collateral Agent, and Bank of America, N.A. as Foreign Administrative Agent and Foreign Collateral Agent, and Citicorp USA, Inc. as Foreign Syndication Agent, and Bank of America, N.A. as Domestic Syndication Agent(2)
10.2	(a)	Fifth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, dated August 5, 2003(2)
10.2	(b)	Sixth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, dated November 14, 2003(2)
10.2	(c)	Seventh Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, effective September 24, 2004(4)
10.2	(d)	Eighth Waiver and Amendment Letter to the Credit Agreement as of July 29, 2002, effective December 8, 2004(5)

10.3	(a)*	Employment Agreement, effective May 30, 2003, between Polaroid Holding Company and Polaroid Corporation and John Michael Pocock(2)
10.3	(b)*	Amendment dated August 7, 2003, to Employment Agreement dated May 30, 2003, by and among Polaroid Holding Company, Polaroid Corporation and John Michael Pocock(2)
10.3	(c)*	Employment Agreement, effective July 31, 2002, between Polaroid Corporation and William L. Flaherty(2)
10.3	(d)*	Employment Agreement, effective May 27, 2003, between Polaroid Corporation and Robert B. Gregerson(2)
10.3	(e)*	Employment Agreement, dated April 9, 2004, between Polaroid (Italia) S.p.A. and Gianfranco Palma(2)
10.3	(f)*	Temporary Assignment Agreement, effective April 2, 2002, between Polaroid (Italia) S.p.A. and Gianfranco Palma(2)
10.3	(g)*	Employment Agreement, effective February 23, 2004, between Polaroid Corporation and Ira H. Parker(2)
10.3	(h)*	Employment Agreement, dated May 6, 2003, between Polaroid Corporation and Mark H. Payne(2)
10.3	(i)*	Restated Enhanced Severance Agreement, dated December 20, 2005 and entered into by Polaroid Corporation with Robert B. Gregerson on January 3, 2005(7)
10.3	(j)*	Restated Enhanced Severance Agreement, dated December 20, 2005 and entered into by Polaroid Corporation with Ira H. Parker on January 3, 2005(7)
10.4	(a)	Escrow Agreement dated as of January 7, 2005 by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC, Polaroid Holding Company and Wells Fargo Bank, N.A.(1)
10.4	(b)	Escrow Agreement dated as of January 7, 2005 by and among Petters Group Worldwide, LLC, Petters Consumer Brands, LLC, Polaroid Holding Company and Wells Fargo Bank, N.A.(1)
14		Code of Ethics and Business Conduct, effective September 1, 2003(2)
21		Subsidiaries of Registrant(7)
31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)

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

(7)
Filed as an exhibit to the Company's Annual Report on Form 10-K filed March 16, 2005 and incorporated herein by reference.

*
Indicates a management contract or compensation plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POLAROID HOLDING COMPANY
Date: March 29, 2005	By:	/s/ J. MICHAEL POCOCK J. Michael Pocock Chief Executive Officer and President (principal executive officer)

QuickLinks

  Item 12. Security Ownership of Certain Beneficial Owners and Management
PART IV
  Item 15. Exhibits and Financial Statement Schedules