Form 10-K/A
period 2004-12-31
POLAROID HOLDING CO
filed 2005-04-26
CIK 1227728

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY STATEMENT

        In November 2004, the Securities and Exchange Commission ("SEC") issued Exemptive Order Number 34-50754 providing certain companies with an extension of up to 45 days for the filing of management's report on the company's internal controls over financial reporting and the required attestation on those controls from the company's independent registered public accounting firm. Polaroid Holding Company (the "Company") elected to utilize a portion of this extension period. Therefore, the Company hereby amends its Annual Report on Form 10-K, filed on March 16, 2005 and subsequently amended on March 29, 2005, to include Management's Report on Internal Control Over Financial Reporting and the Report of the Company's Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" of Form 10-K.

        Except as noted above, no other amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 are being made. This Amendment to the Company's Annual Report on Form 10-K speaks as of the original filing date of the Company's Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For subsequent events, refer to the Company's subsequent periodic filings.

Item 9A. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        The Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures under the supervision of the Chief Executive Officer and the Chief Financial Officer. Based on the Company's evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures provided reasonable assurance that the material information required to be included in the Company's reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)    Changes in Internal Control over Financial Reporting

        There has been no change in the Company's internal control over financial reporting during the Company's fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)    Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company.

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Based on its assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting was effective based on the criteria set forth in Internal Control—Integrated Framework issued by COSO.

        The Company's independent registered public accounting firm has issued an attestation report which appears below on the Company's assessment of its internal control over financial reporting.

(d)    Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Polaroid Holding Company and Subsidiary Companies:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(c)), that Polaroid Holding Company and Subsidiary Companies maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Polaroid Holding Company and Subsidiary Companies' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Polaroid Holding Company and Subsidiary Companies' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Polaroid Holding Company and Subsidiary Companies maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Polaroid Holding Company and Subsidiary Companies maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Polaroid Holding Company and Subsidiary Companies as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows and changes in stockholders' equity, for the years December 31, 2004, and December 2003 and the period from Inception (see Note 1 to the consolidated financial statements) to December 31, 2002. We have also audited the consolidated statement of earnings, cash flows and changes in stockholders' equity for Primary PDC, Inc. (formerly named Polaroid Corporation) and Subsidiary Companies (the "Predecessor") for the period from January 1 through July 31, 2002 and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, MA
April 26, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules

        The following are filed as part of this Report:

  (1)
  The Financial Statements listed in the Table of Contents (see Item 8 of the Company's Annual Report on Form 10-K filed on March 16, 2005).

  (2)
  The Financial Statement Schedule listed in the Table of Contents to Financial Statements and Supplementary Data (see Item 8 of the Company's Annual Report on Form 10-K filed on March 16, 2005).

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
3.1	Restated Certificate of Incorporation of Polaroid Holding Company, dated as of February 6, 2004(2)
3.2	Amended and Restated Bylaws of Polaroid Holding Company as of May 21, 2003(2)
4.1	Article Fourth, Section A(2), Series A 8% Cumulative Compounding Preferred Stock in Restated Certificate of Incorporation(2)
4.2	Amended and Restated Registration Rights Agreement by and among Polaroid Holding Company, One Equity Partners, LLC and "Other Investors" dated as of February 5, 2003(2)
10.1(a)	Management Agreement between One Equity Partners LLC and OEP Imaging Operating Corporation, dated as of July 31, 2002(2)
10.1(b)*	Form of Restricted Stock Purchase Agreement by and among Polaroid Holding Company and The Management Investors(2)
10.1(c)*	Polaroid Holding Company 2004 Stock Option Plan(2)
10.1(d)*	Form of Polaroid Holding Company Bonus Agreement(2)
10.1(e)	Amended and Restated Securities Holders Agreement dated as of February 5, 2003, by and among Polaroid Holding Company, One Equity Partners LLC and The Other Investors(2)
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
Date: April 26, 2005
	By:	/s/ WILLIAM L. FLAHERTY William L. Flaherty Executive Vice President and Chief Financial Officer

QuickLinks

EXPLANATORY STATEMENT
  Item 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES